Form 10-K
period 2025-12-31
Bitfarms Ltd
filed 2026-03-31
CIK 1812477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40370

Bitfarms Ltd.

(Exact name of registrant as specified in its charter)

Ontario	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Yonge Street, Suite 1601 Toronto, Ontario, Canada M5C 1T4	120 Broadway, Suite 1075 New York, New York, 10004

(Address of Principal Executive Offices)

(929) 264-5151

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	BITF	Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the registrant’s Common Shares held by non-affiliates, based on the closing price of the Common Shares as reported by the Nasdaq Stock Market LLC (“Nasdaq”) on June 30, 2025, the end of the registrant’s most recently completed second fiscal quarter, was $ 406,181,039.

The registrant had  602,851,137  Common Shares issued and outstanding as of March 27, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

INTRODUCTORY NOTE

Bitfarms Ltd., a corporation incorporated pursuant to the laws of Canada and continued under the Business Corporation Act (Ontario)(“Bitfarms”), currently qualifies as a foreign private issuer in the United States for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although, as a foreign private issuer, Bitfarms is not required to do so, Bitfarms has chosen to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the U.S. Securities and Exchange Commission (“SEC”) instead of filing the reporting forms available to foreign private issuers.

On February 6, 2026, Bitfarms announced that its board of directors (the “Board”) approved a plan of arrangement (the “Arrangement”) under which Bitfarms will redomicile from Canada to the United States (the “U.S. Redomiciliation”), subject to receipt of shareholder, stock exchange and court approvals. Upon completion of the U.S. Redomiciliation, the ultimate parent company of Bitfarms will be a new corporation formed under the laws of the State of Delaware that will operate under the name Keel Infrastructure Corp. (“Keel Infrastructure”). To effect the U.S. Redomiciliation, each outstanding common share of Bitfarms (a “Common Share”) will be exchanged for one share of common stock of Keel Infrastructure (“Keel Common Stock”), pursuant to the Arrangement. Following completion of the U.S. Redomiciliation, Bitfarms will become an indirect wholly owned subsidiary of Keel Infrastructure, which together with Bitfarms and its other subsidiaries will carry on the business currently conducted by Bitfarms and its subsidiaries.

The Arrangement was approved by Bitfarms’ shareholders at a special meeting held on March 20, 2026. The Ontario Superior Court of Justice (Commercial List) issued its final order approving the Arrangement on March 24, 2026.

Upon completion of the U.S. Redomiciliation, Keel Common Stock is expected to trade on the Nasdaq Stock Market (the “Nasdaq”) and the Toronto Stock Exchange (the “TSX”) under the ticker symbol “KEEL”, subject to receipt of all necessary approvals of the Nasdaq and the TSX.

All approvals having been obtained, the U.S. Redomiciliation is expected to be completed on or about April 1, 2026.

BITFARMS LTD.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

i

GLOSSARY OF COMMONLY USED TERMS

The following are abbreviations and definitions of certain terms used in this Annual Report on Form 10-K, some of which are commonly used in the data center, digital infrastructure, and Bitcoin Mining industries:

AEC	Alternative energy credit. A tradable certificate representing one megawatt-hour of electricity generated from a qualifying alternative energy source under the AEPS Act.
AEPS Act	The Pennsylvania Alternative Energy Portfolio Standards Act, which establishes requirements for the generation of electricity from alternative energy sources in Pennsylvania.
AI	Artificial intelligence. Computational methods, including machine learning and deep learning, that require large-scale data processing and high-performance computing infrastructure to train and deploy models capable of performing tasks that typically require human intelligence.
ASC	Accounting Standards Codification.
ASIC	Application-specific integrated circuit. A specialized microchip designed to perform a specific function, such as Bitcoin Mining.
ASU	Accounting Standards Update.
Behind-the-meter	Power generation that is located at or near the point of consumption, on the customer’s side of the electric meter, and that can supply electricity directly to collocated load without transmission through the broader electric grid.
BTC or Bitcoin	A decentralized digital currency that operates on a peer-to-peer network using blockchain technology, without the need for a central authority or intermediary.
Bitcoin Block Rewards	Subsidies paid in Bitcoin that are programmed into the Bitcoin software and awarded to a miner, or a group of miners, for providing a valid solution to the cryptographic problem required to publish a new block of transactions on the Bitcoin blockchain.
Bitcoin Halving	Has the meaning given to it under “Risks Related to Bitcoin.”
Capex	Capital expenditures. Funds used by the Company to acquire, upgrade, develop, or construct physical assets, including HPC data center infrastructure, power generation facilities, land, and Mining Equipment.
Colocation or colo	A data center model in which an operator provides building infrastructure, power, cooling, and physical security, and tenants install, own, and operate their own computing equipment within the facility.
Company	Has the meaning give to it under “General Matters.”
Convertible Notes	The Company’s 1.375% Convertible Senior Notes due January 15, 2031, issued in October 2025 in an aggregate principal amount of $588 million.
CPI	Consumer Price Index.

Critical IT load or IT load	The electrical power consumed by computing, storage, and networking equipment within a HPC data center, excluding power consumed by cooling systems, lighting, and other facility infrastructure.
Current Energized Capacity	Gross power capacity provided by utilities and currently being used at our U.S. Sites and Quebec Sites.
EH/s	Exahashes per second. A unit of measurement equal to one quintillion (10¹⁸) hashes per second, used to measure the computational power (hashrate) applied to Bitcoin Mining.
Energized capacity	The amount of electrical capacity, measured in megawatts, that is currently connected to and capable of drawing power from a utility grid or on-site generation source.
ESA	Electric service agreement. A contract between a utility and a customer that establishes the terms under which the utility will deliver electricity to the customer, including contracted capacity, delivery timeline, and pricing.
FASB	Financial Accounting Standards Board.
FERC	Federal Energy Regulatory Commission.
FPPS	Full pay per share. A Bitcoin Mining Pool payout method under which miners receive a fixed payment for each valid share of work submitted, regardless of whether the pool successfully mines a block.
Free cooling	A cooling method for HPC data centers that uses ambient outside air or other natural environmental conditions to dissipate heat, reducing or eliminating the need for mechanical refrigeration.
Go to market	The phase of the Company’s development process in which a project that has reached or is approaching construction readiness is marketed to prospective tenants for lease execution.
GPU	Graphics processing unit. A specialized electronic processor originally designed for rendering graphics, now widely used to accelerate AI training, AI inference, and other HPC workloads due to its ability to perform parallel computations efficiently.
Gross capacity or gross power capacity	The total electrical power capacity provided to a site for all purposes, not limited to critical IT load.
GW	Gigawatt. One billion watts of electrical power.
Halving	The process designed to control the overall supply and reduce the risk of inflation in Bitcoin’s proof-of-work consensus algorithm.
Hashrate	The total computational power being used to mine and process transactions on a proof-of-work blockchain network, such as Bitcoin. Measured in hashes per second.
HPC	High-performance computing. Computing workloads that require substantially greater processing power, power density, and cooling capacity than traditional enterprise or cloud computing workloads, including AI training and inference workloads.
HPC data centers	Data centers which host customer-provided compute equipment, including GPUs; distinct from HPC Infrastructure, which is used to describe the growth area covering development, ownership, and operations of such data centers.
HPC Infrastructure	The Company’s primary growth area, encompassing the development, ownership, and operation of data centers designed to support HPC environments. This term is used solely to refer to the Company’s growth area.

HPC workloads	Compute-intensive applications and processes that require high levels of processing performance, power density, and advanced cooling capabilities, including AI training and inference workloads.
Hydro-Québec	The public utility responsible for the generation, transmission, and distribution of electricity in the Province of Québec, Canada.
Hyperscaler	A large-scale cloud computing and HPC data center operator that deploys and operates computing infrastructure at significant scale to serve global demand for cloud, AI, and enterprise services.
Identified Additional Gross Data Center Capacity	Gross power capacity that has not been contracted under an electric supply agreement but is currently being evaluated at the U.S. Sites and Quebec Sites. This includes capacity that is currently under utility load studies as well as potential on-site, behind-the-meter natural gas power generation at Scrubgrass.
Infrastructure Assets	The Company’s sites and related assets, including land, power capacity, power purchase or supply arrangements, grid interconnections, and associated infrastructure, excluding Bitcoin Mining Equipment.
IFRS Accounting Standards	International Financial Reporting Standards as issued by the International Accounting Standards Board.
Interconnection	The physical and contractual arrangement by which a facility is connected to the electric grid, enabling the import and/or export of electricity. Obtaining grid interconnection typically requires utility approval, engineering studies, and infrastructure upgrades, and can involve multi-year lead times in supply-constrained markets.
IRS	The Internal Revenue Service of the United States of America.
IT	Information technology. The use of computers, software, networks, and related systems to store, process, transmit, and manage data.
Keel or Keel Infrastructure or Keel Infrastructure Corp.	Keel Infrastructure Corp., the newly formed public company incorporated in the State of Delaware which will be the parent company of Bitfarms Ltd. following completion of the U.S. Redomiciliation, expected on or about April 1, 2026.
kW	Kilowatt. One thousand watts of electrical power.
kWh	Kilowatt-hour. A unit of energy equal to one kW of power sustained for one hour.
Load study	A utility-conducted engineering assessment to evaluate the feasibility and cost of delivering a specified amount of electrical power to a site, including any required grid upgrades or infrastructure improvements.
Miners or Mining Equipment	ASIC-based computing devices purpose-built to perform the cryptographic calculations required to validate transactions and add new blocks on a proof-of-work blockchain network, such as Bitcoin.
Macquarie Credit Facility or Credit Facility	The $300.0 million credit facility that the Company entered into with Macquarie Equipment Capital, Inc. in April 2025.
Mining	The process of using specialized computing equipment to validate transactions and add new blocks to a proof-of-work blockchain, such as the Bitcoin network. Participants that successfully add a block are rewarded with newly issued cryptocurrency and transaction fees.
Mining Pool	A group of miners that combine their computational resources over a network to increase the probability of successfully validating transactions and adding new blocks to a proof-of-work blockchain. Rewards earned are distributed among participants based on their contributed computational power.

Moses Lake	The Company’s HPC data center development site located in Moses Lake, Washington, U.S. Moses Lake is currently being used for Bitcoin Mining operations.
MW	Megawatt. One million watts of electrical power.
MWh	Megawatt-hour. A unit of energy equal to one MW of power sustained for one hour.
N, N+1 and N+2	Redundancy configurations used in data center design. “N” refers to the minimum infrastructure capacity (including power, cooling, or network capacity) required to support the facility’s full IT load. “N+1” indicates one additional redundant unit beyond the minimum, and “N+2” indicates two additional redundant units, providing progressively higher levels of fault tolerance.
Neocloud	An emerging category of cloud and compute service providers that focus on delivering GPU-based infrastructure for AI training and inference workloads, as distinguished from traditional hyperscale cloud service providers.
Network Difficulty	Network difficulty is a measure of how difficult it is to solve a block on the Bitcoin blockchain. Network difficulty is adjusted every 2,016 blocks, or approximately every two weeks, so that the average time between each block is approximately ten minutes. A high difficulty means that it will take more computing power to solve a block and earn a new bitcoin reward, which, in turn, makes the Bitcoin network more secure.
NVIDIA GB300	A GPU developed by NVIDIA Corporation for AI and HPC workloads, part of the Blackwell architecture product family. Moses Lake is designed to support configurations aligned with the NVIDIA GB300 NVL72 reference architecture.
NVIDIA Vera Rubin	A next-generation GPU platform developed by NVIDIA Corporation, anticipated to succeed the Blackwell architecture. The Company is designing a significant portion of its development portfolio to support GPU platforms of this class.
NVL72	A reference architecture developed by NVIDIA Corporation that specifies the configuration of 72 GPUs and associated networking and cooling infrastructure within a single rack-scale system.
Panther Creek	The Company’s HPC data center development site located in Nesquehoning, Pennsylvania, U.S. Panther Creek also contains a waste-to-energy facility and is currently being used for Bitcoin Mining operations.
PJM or PJM Interconnection	PJM Interconnection, L.L.C., a regional transmission organization that coordinates the movement of wholesale electricity across all or parts of 13 states and the District of Columbia. PJM operates the largest wholesale electricity market in the world.
PPL	PPL Electric Utilities Corporation, a regulated electric utility operating in eastern Pennsylvania that provides electric service to the Company’s Panther Creek site.
PUE	Power usage effectiveness. A metric used to measure the energy efficiency of a data center, calculated as total facility energy consumption divided by IT equipment energy consumption. A PUE of 1.0 indicates that all energy consumed by the facility is used by IT equipment.
PURPA	Public Utilities Regulatory Policies Act of 1978. A U.S. federal law that, among other things, established a regulatory framework for qualifying facilities that generate electric energy using renewable resources or cogeneration.
QF or qualifying facility	A power generation facility that meets certain ownership, operating, and efficiency criteria established by FERC under PURPA, and that is entitled to certain regulatory benefits, including the right to sell electricity at avoided-cost rates.
Québec Sites	The Company’s facilities located in the following cities: Farnham, Saint-Hyacinthe, Cowansville, Baie-Comeau, Magog, Bunker, Sherbrooke Leger, Sherbrooke, and Garlock in the province of Québec, Canada. All of the Québec Sites are currently being used for Bitcoin Mining operations.
Scrubgrass	The Company’s HPC data center development site located in Kennerdell, Pennsylvania, U.S. Scrubgrass also contains a waste-to-energy facility and is currently being used for Bitcoin Mining operations.
SEC	The U.S. Securities and Exchange Commission.
Secured contracted capacity	Electrical capacity for which the Company has executed a binding agreement, such as an ESA, with a utility or power provider, but which has not yet been energized or delivered.
Secured Gross Data Center Capacity	The total amount of gross power capacity that is subject to electric supply agreements with utilities, including both power capacity currently available on site and power capacity that utilities have agreed to deliver at a future date.
Secured Growth Capacity	Gross power capacity that is not currently available on site but for which the Company has executed an electric supply agreement with a utility, whereby the utility agrees to provide that power capacity at a specified future date.
Sharon	The Company’s HPC data center development site located in Sharon, Pennsylvania, U.S. Sharon is currently being used for Bitcoin Mining operations.
Stronghold	Stronghold Digital Mining, Inc.
Stronghold Acquisition	The Company’s acquisition of Stronghold on March 14, 2025.
Substation	An electrical facility that transforms voltage from high to low, or the reverse, to facilitate the transmission and distribution of electricity between the grid and end users.
Turnkey	A contractual arrangement under which a third-party contractor is responsible for the complete design, procurement, and construction of a facility, delivering it to the owner in a condition ready for operation.
U.S. GAAP	Accounting principles generally accepted in the United States of America.
U.S. Sites	Collectively, Panther Creek, Scrubgrass, Sharon, and Moses Lake.
Waste-to-energy	A method of power generation that uses waste materials, such as coal refuse, as fuel to generate electricity, thus simultaneously remediating environmental damage associated with the waste material.

v

GENERAL MATTERS

In this Annual Report on Form 10-K for the year ended December 31, 2025 (referred to herein as this “Annual Report”) “we”, “us”, “our”, “Bitfarms” and the “Company” refer to Bitfarms Ltd. and its consolidated subsidiaries, unless the context requires otherwise. Following the completion of the U.S. Redomiciliation such references shall be to Keel Infrastructure Corp. and its consolidated subsidiaries (including Bitfarms Ltd.), unless the context requires otherwise.

Words importing the singular, where the context requires, include the plural and vice versa and words importing any gender include all genders.

Bitfarms and the associated Bitfarms logo are registered trademarks of Bitfarms Ltd. or its subsidiaries. All other trademarks and brand names used herein are the property of their respective owners.

Unless we indicate otherwise: (i) all dollar amounts are expressed in U.S. dollars; and (ii) all references to “US$” or “$” are to U.S. dollars and all references to “C$” are to Canadian dollars.

Note that use of the word “including” in this Annual Report means “including, without limitation.”

Unless we indicate otherwise, all information in this Annual Report is stated as of March 27, 2026.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. These statements constitute projections, forecasts and forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the U.S. Securities Act of 1933 (as amended, the “Securities Act”), Section 21E of the U.S. Securities Exchange Act of 1934 (as amended, the “Exchange Act”) and forward-looking information within the meaning of applicable Canadian securities legislation (collectively, “forward-looking statements”). Such forward-looking statements include, but are not limited to, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, statements about our objectives, plans, goals, aspirations, strategies, financial condition, results of operations, cash flows, performance, prospects, opportunities, statements about the U.S. Redomiciliation and legal and regulatory matters.

These forward-looking statements relate to future events or future performance. All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are often, but not always, identified by the use of words such as “seek”, “anticipate”, “plan”, “continue”, “estimate”, “expect”, “may”, “will”, “project”, “predict”, “potential”, “targeting”, “intend”, “could”, “might”, “should”, “believe”, “future”, “continue” or similar expressions or the negatives thereof.

By their very nature, forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in such forward-looking statements and such forward-looking statements included in this Annual Report should not be unduly relied upon. These statements speak only as of the date of this Annual Report.

The forward-looking statements in this document are based on what we currently believe are reasonable assumptions, including the material assumptions set out under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, such documents are available under our SEDAR+ profile at www.sedarplus.ca or in the United States through EDGAR at the website of the SEC at www.sec.gov.

Inherent in forward-looking statements are risks, uncertainties and other factors beyond our ability to predict or control.

Factors that may cause actual results to differ materially from current expectations may include, but are not limited to, risks and uncertainties that are discussed in greater detail in Part I, Item 1A “Risk Factors” and Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report on Form 10-K.

Although we believe that the plans, intentions, expectations, assumptions and strategies reflected in our forward-looking statements are reasonable, these statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from those implied or projected by the forward-looking statements. In addition, we operate in a highly competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. No forward-looking statement is a guarantee of future results. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. You should read this Annual Report on Form 10-K and the documents that we reference in this Form 10-K completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Form 10-K. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. Therefore, these forward-looking statements do not represent our views as of any date other than the date of this Annual Report on Form 10-K.

SUMMARY OF RISK FACTORS

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information included in this Annual Report on Form 10-K.

Risks Related to Our Business and Operations

●	our limited operating history and history of operating losses, which make it difficult to evaluate our business and prospects;

●	our evolving business model and strategy, including our strategic transformation from Bitcoin Mining to HPC Infrastructure, which may not be successful;

●	our dependence on reliable and economical sources of power, including regulated electricity rates in Québec, Pennsylvania, and Washington;

●	our reliance on a limited number of third-party suppliers and manufacturers, including those in foreign jurisdictions, exposing us to supply chain disruptions, trade restrictions, and tariff risks;

●	delays, cost overruns, and other risks associated with the continued development of our existing and planned facilities;

●	intense competition from other Bitcoin Mining companies and established HPC data center operators, some of which may have greater resources and experience;

●	the potential inadequacy of our insurance coverage to protect against all losses;

Risks Related to HPC Infrastructure

●	our increased focus on developing HPC and AI data centers may not become profitable and may divert resources from our Bitcoin Mining operations;

●	the capital-intensive nature of constructing HPC data centers and our potential inability to secure financing for such efforts;

●	significant competition for suitable data center sites and regulatory constraints that could adversely impact our development pipeline;

●	our dependence on significant customers for our HPC data centers, and the risk of customer default or failure to make timely payments;

●	the rapidly evolving regulatory landscape surrounding HPC, AI, and Bitcoin Mining, which may negatively impact our expansion efforts;

Risks Related to Bitcoin and Digital Assets

●	the high volatility of Bitcoin prices, which has significantly affected and will continue to affect the profitability of our operations;

●	periodic Bitcoin halving events that reduce Mining rewards and could render our Mining operations unprofitable;

●	increases in cryptocurrency Network Difficulty and global computing power that could reduce our Mining revenues;

●	our reliance on a single third-party Mining Pool operator, subjecting us to concentration risk;

●	fraud or failure of Bitcoin exchanges, custodians, and other trading venues that could adversely impact Bitcoin prices and our business;

Risks Related to Regulation, Tax, and Compliance

●	our requirement to obtain and comply with numerous government permits and approvals across multiple jurisdictions;

●	extensive environmental, energy, and climate-related regulation that could result in significant additional costs or liabilities;

●	political uncertainty in the U.S. and internationally, including potential regulatory and policy changes affecting the cryptocurrency and data center industries;

●	cybersecurity threats and hacking attacks that could compromise our systems and data;

●	the potential classification of Bitfarms as a passive foreign investment company, which could result in adverse tax consequences for U.S. holders;

Risks Related to Our Capital Needs, Corporate Structure, and Securities

●	the need for additional capital in the future, with no assurance that financing will be available on acceptable terms;

●	risks that our hedging activities may not be effective and could result in significant losses;

●	counterparty risk with respect to the capped call transactions entered into in connection with the Convertible Notes;

●	potential dilution to shareholders from future issuances of capital stock, conversion of Convertible Notes, or exercise of options and warrants;

●	risks related to the U.S. Redomiciliation, including the possibility that anticipated benefits may not be realized;

●	the market price of our common shares has fluctuated significantly and may continue to do so; and

●	our current intention not to pay cash dividends on our common shares.

PART I.

Item 1. Business.

1. Company Overview

Bitfarms is a North American digital and energy infrastructure company that develops, owns, and plans to operate data centers and energy infrastructure for HPC and AI workloads. We currently maintain our legacy North American Bitcoin Mining operations to help fund our operations and development efforts.

Bitfarms was founded in 2017 and is publicly traded on the Nasdaq and TSX under the ticker symbol “BITF”. On or about April 1, 2026, we expect to complete our U.S. Redomiciliation, pursuant to which shareholders of Bitfarms will exchange their shares for shares of common stock of Keel Infrastructure Corp. (“Keel Common Stock”), a newly formed public company incorporated in the State of Delaware. The Keel Common Stock is expected to begin trading on Nasdaq and the TSX under the ticker “KEEL” two business days following completion of the U.S. Redomiciliation, subject to fulfilling all of the listing requirements of Nasdaq and the TSX, respectively.

Our mission is to deliver the infrastructure and energy required to support HPC and AI workloads. We have a portfolio of assets (our “Infrastructure Assets”) that include owned and operated power generation facilities with collocated Bitcoin Mining data centers, established grid interconnections within the wholesale electricity market administered by PJM Interconnection in Pennsylvania, and 100% renewable hydroelectric capacity in Canada and Washington state. Our Infrastructure Assets represent a 2.2 GW power capacity pipeline, comprising 648 MW of secured capacity and 1,513 MW of planned capacity in development, located across our U.S. Sites and our Québec Sites. Currently, our Infrastructure Assets are deployed to support our Bitcoin Mining activities. We are developing our Infrastructure Assets to support HPC data center operations and expect to continue such development in the coming years.

2. Lines of Business and Business Model

Our primary growth area is HPC Infrastructure. We expect to operate our Bitcoin Mining assets to the extent they remain profitable and until they are decommissioned to facilitate HPC data center construction.

HPC Infrastructure is our primary growth area. We are developing data centers designed to support HPC and AI workloads, with the intention of leasing capacity to hyperscalers, cloud service providers, AI companies, and enterprises under long-term contracts. We expect these contracts to deliver higher cash flows per megawatt and greater revenue predictability than Bitcoin Mining. As of December 31, 2025, this line of business had not yet generated revenue. We anticipate initial data center revenue generation to begin in 2027. See “Risk Factors––Risks Related to HPC Infrastructure Operations.”

Bitcoin Mining is our legacy business line, managed for cash generation during the redeployment of our Infrastructure Assets from Mining to HPC data center operations. Currently our Infrastructure Assets are deployed to operate ASIC miners, contributing hashrate to Mining Pools under Full Pay Per Share (“FPPS”) arrangements, with fees paid daily in Bitcoin. During the fiscal year ended December 31, 2025, one Mining Pool operator accounted for 88% of our total revenue. As of December 31, 2025, we operated 113,649 ASIC miners with total hashrate of 14.8 EH/s. We do not plan to invest incremental capital in expanding hashrate and expect Bitcoin Mining to wind down progressively as HPC data center construction begins across our Infrastructure Assets. As of March 27, 2026, Bitcoin Mining is continuing at all of our sites. Our Bitcoin Mining business line also includes revenue, expenses, and capital expenditures associated with the operation of our power generation facilities in Pennsylvania.

3. Market Opportunity and Competitive Advantages

Market Opportunity

Growing enterprise and retail demand for HPC and AI workloads is driving unprecedented buildout of next-generation data centers, with McKinsey estimating that AI data centers may require approximately $5.2 trillion in global capital expenditures by 2030. McKinsey further estimates that AI data center power demand globally may exceed 150 GW by 2030, up from approximately 44 GW today. We believe that this growth exceeds what existing grid infrastructure and generation capacity can readily support. HPC and AI workloads require power densities and cooling architectures that most existing facilities cannot accommodate, while grid interconnection bottlenecks constrain new supply. We believe this imbalance may persist for the foreseeable future and disproportionately benefits developers that already control permitted, interconnected, energized power in high-demand markets.

In the context of this market imbalance, we recognized in 2024 that our Infrastructure Assets may constitute the scarce inputs the HPC data center market values most: interconnected, scalable power in established data center regions with robust fiber connectivity. In early 2025, we engaged Appleby Strategy Group (“ASG”) and World Wide Technology (“WWT”) to evaluate the suitability of our Infrastructure Assets for HPC data center development. ASG and WWT identified attractive characteristics across our U.S. Sites and most of our Québec Sites and indicated that these sites were well suited for HPC data center operations. These findings, combined with our core competencies, informed our view that our highest-value path forward was to reallocate our Infrastructure Assets from Bitcoin Mining to HPC data centers.

We believe that this is an effective reallocation of our Infrastructure Assets, anchored by an opportunity to shift from a commodity-exposed, cyclical revenue stream to a business that we expect to be underpinned by multi-year lease agreements with higher revenue per unit of power, improved revenue visibility, and stronger risk-adjusted returns compared to Bitcoin Mining. During 2025, we executed on the decision to strategically pivot through a series of acquisitions, capital raises, development commitments, and divestitures that are expected to reposition the Company as a 100% North American digital and energy infrastructure company.

Competitive Advantages

We believe our platform possesses five structural advantages that differentiate us in the HPC data center market.

Scarce, High-Value Power Positions. We believe the quality and location of power interconnections varies materially across the HPC data center market. Grid-connected, permitted, energized capacity in established data center regions represents a key constraint on the development of new HPC and AI supply. Three of our four U.S. Sites are in PJM, one of the largest wholesale electricity markets in the world, with secured interconnections. PJM’s 2025 Regional Transmission Expansion Plan indicates that the incremental transmission enhancements required to serve new power demand for data centers could take more than five years to develop. Moses Lake sits within a major Pacific Northwest data center cluster with low-cost hydroelectric power and constrained new supply, as evidenced by the Grant County Public Utility District imposing load-growth limits on data center customers. Our Québec Sites have a combined 170 MW of capacity from a predominantly renewable electricity supply, largely generated from hydroelectric sources, and offer a differentiated platform within 90 minutes of Montréal. Across these markets, we hold our Infrastructure Assets – grid interconnections, contracted power expansion, owned Behind-the-meter generation, and approximately 1,000 acres of owned land – entitlements that we believe new entrants would need years to assemble. In addition, all of our sites are located in cooler climates that support extended free-cooling periods, which we expect will yield competitive annual average power usage effectiveness (“PUE”) relative to facilities in warmer regions.

Proven Infrastructure Development Capability. Over nearly a decade of building one of North America’s largest Bitcoin Mining platforms, we assembled energized capacity, generation assets, grid interconnections, utility relationships, and land positions across multiple jurisdictions. The skills underlying that track record – site development, permitting, electrical infrastructure buildout, utility negotiations, and large-scale load management – translate directly to those needed for the development of HPC data centers.

Operational Expertise in Power and Energy Management. We own and operate power generation facilities in Pennsylvania, which provide behind-the-meter power generation for collocated load and supply local grid systems. We also manage complex, flexible electrical loads across multiple regulatory environments, including participating in PJM’s full suite of dispatchable programs and complying with Hydro-Québec industrial tariffs. This institutional knowledge of energy procurement, grid interaction, and real-time load management is central to operating HPC data centers reliably and cost-effectively.

Organizational Agility. With approximately 274 employees, we can move quickly on acquisitions, pivot development plans, and allocate capital across concurrent projects. In 2024 and 2025, we executed a full portfolio rebalancing – acquisitions, divestitures, capital raises, development commitments, and the planned U.S. Redomiciliation – in approximately 18 months. Additionally, since mid-2025, we have hired senior executives across a range of functions needed for HPC data center development, including construction, power, operations, and permitting.

Financial Capacity. As of March 30, 2026, we have approximately $520 million in liquidity, comprising cash and Bitcoin. We believe that this is sufficient to fund our operations, including development of HPC data centers through permitting and leasing at our Washington, Sharon, and Panther Creek sites without additional external financing, providing execution certainty across multiple concurrent projects.

4. Our Strategy

Target Power Assets in Supply-Constrained Geographies

Our strategy begins with power. We acquire or control energy-advantaged land positions with grid interconnections, contracted capacity, or on-site generation in power-constrained markets. We are currently focused on three regions:

(1) PJM in Pennsylvania, U.S., where interconnection congestion and data center demand growth create significant barriers to entry for new developers;

(2) the Pacific Northwest, U.S., where low-cost hydroelectric power, cool climate, and proximity to major technology companies support efficient HPC operations; and

(3) Québec, Canada, where predominantly renewable power and proximity to Montréal, a hub for AI research, offer a differentiated platform for customers with sustainability mandates.

Focus on Infrastructure Development

We are an infrastructure developer, not a cloud or compute service provider. We are growing in two ways: (1) converting existing Infrastructure Assets from Bitcoin Mining to HPC data centers and (2) acquiring additional energy-advantaged positions where existing grid infrastructure can compress HPC data center development timelines relative to greenfield alternatives. By focusing on infrastructure development and ownership, we avoid competing in commoditized compute markets and instead concentrate capital on the advantages of our Infrastructure Assets that are hardest to replicate.

De-Risk Before Leasing

We intend to secure power and obtain a reasonably firm estimate for the timing of permit approvals before engaging in commercial discussions with potential tenants. By entering such commercial discussions regarding lease negotiations with reduced development risk, shorter time to revenue, and higher actionability, we believe these factors, combined with our positioning in supply-constrained markets, are expected to enhance our ability to negotiate favorable rates and terms under multi-year agreements with creditworthy counterparties. As of the date of this Annual Report, we have not yet entered into any HPC data center lease agreements.

Design for the Next Hardware Cycle

We are designing substantially all of our HPC data centers to support NVIDIA’s next-generation Vera Rubin GPUs. Vera Rubin is anticipated to deliver much higher energy density than NVIDIA’s current-generation Blackwell architecture, and we believe Blackwell-designed facilities may not be fully compatible with Vera Rubin’s power and cooling requirements. By proactively designing ahead of the anticipated hardware cycle, we aim to position ourselves to capture lease demand in 2027 for Vera Rubin-ready capacity. Moses Lake is designed for NVIDIA GB300 GPUs. There can be no assurance that Vera Rubin will ship on the anticipated timeline, that our design assumptions will prove accurate, or that expected demand will materialize. See “Risk Factors––Risks Related to HPC Infrastructure Operations–– The Company’s increased focus on developing data centers for HPC and AI workloads may not become profitable in the future and may result in adverse consequences to the Company’s business, results of operations and financial condition.”

Case Study: The Stronghold Acquisition – Our Strategy in Action

Our March 2025 acquisition of Stronghold illustrates our power-first approach and our strategy of acquiring energy-advantaged positions. The acquisition was opportunistic – Stronghold was capital-constrained and did not have the means to grow its business. At the time of the acquisition, Stronghold had 142 MW of import capacity, 165 MW of power generation capacity, and results from a preliminary load study suggesting that Stronghold could import an additional 250 MW, at some point in the future, at Panther Creek. Since this time, we have significantly derisked the Stronghold assets, expanded their potential power capacity, and begun developing both the Panther Creek and Scrubgrass sites for HPC data centers.

After announcing the acquisition, we worked closely with Stronghold and PPL and received a project feasibility report from PPL increasing the incremental power availability at Panther Creek from 250 MW to 350 MW. Following the acquisition, we executed an ESA with PPL, resulting in 350 MW of contracted power capacity. Additionally, we executed an agreement to purchase approximately 200 acres next to Panther Creek to support HPC data center operations, and we have commenced development, including permitting and fiber connectivity.

At Scrubgrass, we have submitted load studies to import up to 750 MW of additional power, and we have worked with a natural gas transporter to evaluate the potential to deliver gas to the site in order to supply Behind-the-meter gas-fired generation. The natural gas supplier has indicated that they could provide enough natural gas to support over 550 MW of power generation.

As a result of this acquisition and subsequent development efforts, we have added two sites that each have high potential to be large-scale HPC data center campuses.

5. Strategic Transformation

Rebalancing the Portfolio Toward North American HPC Data Center Development

During 2025 and early 2026, we executed a series of transactions and initiatives that repositioned the Company as a North American digital and energy infrastructure company:

●	Stronghold Acquisition: Added two established sites in Pennsylvania with potential for large-scale HPC data centers.

●	Exit of Latin American operations: Discontinued all operations in Argentina and agreed to divest, all operations in Argentina and Paraguay for up to $108 million of expected proceeds, and we expect that these divestitures and wind-downs will reduce our go-forward capital commitments by $22 million.

●	Moses Lake commitment: Committed $129 million for critical equipment and building materials through a turnkey agreement with Vertiv Group (“Vertiv”) at Moses Lake, our first HPC data center development project.

●	Panther Creek expansion: Secured 350 MW of contracted firm power capacity and assembled nearly 320 acres of contiguous land.

●	Capital formation: Issued $588 million of 1.375% Convertible Senior Notes due January 15, 2031 (the “Convertible Notes”) to fund the transition of our Infrastructure Assets to HPC data centers (see “Business––Financing Strategy” for additional information).

In concert with the U.S. Redomiciliation and rebrand to Keel Infrastructure, these actions support the Company’s pivot from Bitcoin Mining to developing, owning and operating HPC data centers.

Building the Capabilities to Execute

HPC data centers demand higher standards of redundancy, advanced cooling and power-quality management, fiber connectivity, and customer uptime commitments than Bitcoin Mining facilities. The penalties for poor execution are correspondingly greater. We are building these capabilities along two dimensions:

Recruiting specialized expertise. We have hired professionals with direct expertise in HPC data center development, design, construction management, and operations. Our recent hires bring substantial industry experience, with an average of more than 20 years in digital and energy infrastructure and extensive backgrounds in complex construction and HPC data center development. In parallel, in 2025, we appointed Jonathan Mir, with over 25 years of strategic finance and capital markets experience focused on energy infrastructure, as CFO.

Partnering with industry-leading firms. We have engaged first-tier companies, including ASG, CBRE, Consertus, Corgan, Gensler, Langan, Syska Hennessy Group, Turner Construction Company, Vertiv, and WWT, to access deep, domain-specific expertise at each development stage, while retaining strategic control over site selection, power procurement, capital allocation, and customer relationships. We believe that this approach mitigates execution risk while we continue to build out permanent internal capabilities, and it positions us to internalize more of the development value chain over time as our team and experience base grows.

6. HPC Infrastructure Portfolio

Portfolio Overview

Our 2.2 GW pipeline of power capacity, which is part of our portfolio of Infrastructure Assets, is concentrated in markets we believe rank among the highest-value HPC data center regions in North America. The following table summarizes the power capacity of our Infrastructure Assets as of March 27, 2026. We intend to allocate substantially all of this capacity to HPC data centers.

Site	State/Province	Current Energized Capacity (MW)		Secured Growth Capacity (MW)	Subtotal: Secured Gross Data Center Capacity (MW)	Identified Additional Gross Data Center Capacity (MW)	Total Pipeline (MW)
United States
Panther Creek	Pennsylvania	60	*	350	350	150	500
Sharon	Pennsylvania	30		80	110	–	110
Moses Lake	Washington	18		–	18	–	18
Scrubgrass	Pennsylvania	63	*	–	–	1,363	1,363
U.S. Total		171		430	478	1,513	1,991
Canada
Sherbrooke	Québec	96		–	96	–	96
Baie-Comeau	Québec	22		–	22	–	22
Other sites¹	Québec	52		–	52	–	52
Canada Total		170		–	170	–	170
Total		341		430	648	1,513	2,161

*	This capacity is not under an ESA; therefore, amounts are excluded from Secured Gross Data Center Capacity.
¹	Includes Cowansville, Saint-Hyacinthe, Magog, and Farnham data centers.

Note: Excludes operations in Argentina and Paraguay that have been discontinued or that we have agreed to divest.

●	Excluding discontinued operations in Rio Cuarto, Argentina, which have been abandoned due to the halting of the energy supply since May 12, 2025, and economic uncertainty in the region.

●	Excluding operations in Paso Pe, Paraguay, which met the criteria to be classified as held for sale as we make a strategic shift towards HPC/AI Infrastructure in North America. We have agreed to sell these assets pursuant to a definitive share purchase agreement entered into on January 2, 2026. The transaction is expected to close in the second quarter of 2026.

Key Development Sites

Panther Creek

Located in eastern Pennsylvania and currently being used for Bitcoin Mining, Panther Creek is our largest near-term development site. We hold 350 MW of contracted firm power under an ESA with PPL (50 MW expected by end of 2026, 300 MW by end of 2027), with additional load studies in process. We plan to provide updates on these load studies over the coming months. We have assembled nearly 320 acres of contiguous land at the site, received zoning board approval for our special exemption zoning request, and submitted our land development plan for approval.

Sharon

Located in western Pennsylvania and currently being used for Bitcoin Mining, Sharon is a development site with 30 MW currently energized and 80 MW under an ESA, with a related substation expansion under construction. We expect to have total energized utility capacity of 110 MW by the first half of 2027.

Moses Lake

Located in Washington within a major Pacific Northwest data center cluster where power availability is acutely constrained, Moses Lake is our first HPC data center development project. We have committed $129 million for critical equipment and building materials through a turnkey agreement with Vertiv. Moses Lake will be a purpose-built AI compute facility designed in accordance with the NVIDIA GB300 NVL72 reference architecture.

Scrubgrass

Located in western Pennsylvania and currently being used for Bitcoin Mining, Scrubgrass has the potential to be our largest site. We have submitted load studies totaling 750 MW and initiated pre-engineering studies with a natural gas transporter to assess the feasibility of delivering natural gas to supply an on-site, Behind-the-meter power generation facility with capacity exceeding 550 MW.

Québec Sites

Our Québec portfolio comprises eight sites powered predominantly by renewable hydroelectricity, a meaningful differentiator for customers with sustainability requirements. The sites are currently being used for Bitcoin Mining. Feasibility assessments have confirmed suitability for HPC data center development. Most sites are within 90 minutes of Montréal, presenting a potential regional campus model linked via low-latency fiber. We are advancing development readiness through engineering, fiber, and go-to-market workstreams with specialized partners.

Development Process

Each project in our pipeline progresses through four stages:

Land acquisition and power procurement. We secure capacity and power either through utility application and agreement or through acquisition of land with existing contracted power. Principal activities and related costs include permitting, zoning, studies and related activities.

Development and permitting. This phase includes the planning and design work needed to permit development and have power delivered to a site. We partner with the communities in which we operate to ensure that our projects are in line with local requirements. Principal costs include permitting, zoning, engineering studies, and procurement of long-lead-time items such as substations. The development and permitting phase concludes when the project reaches full readiness for construction, including all permits, approvals, grid interconnection, and ESAs. This is the first major de-risking milestone in the process of developing HPC data centers.

Go to market and lease execution. As projects approach construction readiness and are de-risked, we engage with potential tenants. A signed lease is generally required to enable project-level or parent-level debt financing at a cost lower than we would expect absent such a lease.

Construction and commercial operations. Once financing is secured, construction begins, and the site is ultimately commissioned and ready for customer service.

7. Financing Strategy

Our capital strategy is designed to fund HPC data center development through permitting, leasing, and construction while maintaining financial flexibility to operate across multiple concurrent sites. Our current financing framework includes two primary components, among other options:

Project-level and/or parent-level debt financing. The Macquarie Credit Facility provided up to $300 million for HPC data center development at Panther Creek, secured by Panther Creek assets. We drew $100 million in 2025 and subsequently repaid this amount in February 2026 to avoid negative carry and balance sheet complexity, given the amount of cash on our balance sheet to fund near-term development. As we lease sites, we expect to finance construction through project-level bank debt and/or project-level bonds.

Equity-linked financing. In October 2025, we issued $588 million of Convertible Notes (approximately $569 million of net proceeds), bearing interest at 1.375% per annum and maturing January 15, 2031, with a conversion price of approximately $6.86 per share (30% premium to reference price). In connection with this issuance, we entered into capped call transactions, all with a cap price of $11.88 per share. As we progress with HPC data center development, we may raise additional equity financing through convertible debt, public equity offerings, and/or sales of minority equity interests at the project level.

We expect to finance the construction phase of development of a site with a combination of the project- and/or parent-level debt and equity-linked sources described above.

8. Competition

Demand for HPC and AI workloads continues to outpace the supply of HPC data center capacity, particularly in power-constrained markets. HPC data centers require power densities and cooling architectures that most legacy facilities cannot accommodate, while grid interconnection bottlenecks and extended lead times for critical electrical equipment have further constrained new supply.

In HPC Infrastructure, we compete with established colocation and wholesale data center operators, independent developers, hyperscalers developing proprietary capacity, infrastructure-focused investment platforms, and former Bitcoin Mining companies repositioning their assets for HPC data center development. Competition is centered on securing grid-interconnected power, accessing land and permitting entitlements, procuring long-lead-time equipment, attracting engineering talent, and establishing relationships with creditworthy customers.

In Bitcoin Mining, we compete with publicly traded and private mining companies for block rewards on the Bitcoin network. We do not plan to invest incremental capital in expanding hashrate and expect Mining to wind down progressively as HPC data center operations commence across our Infrastructure Assets.

9. Team and Capabilities

As of March 27, 2026, we had 274 employees across Canada and the United States. None of our employees are represented by a labor union, and we have never experienced a work stoppage.

We have built a team that includes both senior professionals in power infrastructure and digital infrastructure, an important combination as HPC data center development requires deep expertise in both domains. Our in-house capabilities span power procurement, utility negotiations, grid management, wholesale energy markets, data center construction oversight, project finance, and capital markets execution. We maintain offices in New York City (New York, U.S.), Toronto (Ontario, Canada), Brossard (Québec, Canada) and Pittsburgh (Pennsylvania, U.S.). We established our New York City office in 2025 as part of our U.S. Redomiciliation plan, and this office will be our principal executive office upon the completion of our U.S. Redomiciliation.

As described herein, we have complemented our internal team with a network of industry-leading development partners selected for domain-specific HPC data center expertise. There is a high level of competition for talent across both digital infrastructure and energy engineering, and we invest continuously in attracting and retaining professionals with the cross-disciplinary skills our strategy demands.

10. Power Generation Operations

Through Scrubgrass and Panther Creek, we own and operate two waste-to-energy facilities that are designated as qualifying facilities (“QFs”) under the provisions of PURPA and FERC’s implementing regulations under PURPA. Each of Scrubgrass and Panther Creek sells electricity into the PJM electricity markets, and their primary fuel source is coal refuse, which is provided by various third parties. These facilities generate electricity while also consuming and remediating coal refuse, which is considered an environmental liability. As QFs, these facilities are recognized under the applicable regulatory framework as eligible resources alongside other qualifying renewable and alternative energy facilities, including hydroelectric generation. Scrubgrass and Panther Creek earn Tier II AECs and waste coal tax credits for their use of coal refuse as their primary fuel source. In addition, Scrubgrass and Panther Creek may use power generated by their QFs to self supply electricity to data centers indirectly owned by the Company and collocated at each site.

11. Regulation, Intellectual Property, and the Environment

Regulatory Landscape

Our business is subject to extensive U.S. and Canadian federal, state, provincial and local laws. Compliance with, or changes to, the requirements under these legal and regulatory regimes may cause us to incur significant additional costs or adversely impact our ability to compete on favorable terms with competitors. Failure to comply with such requirements could result in the shutdown of a non-complying facility, the imposition of liens, fines, and/or civil or criminal liability and/or costly litigation before the agencies and/or in state of federal court. We operate in a complex and rapidly evolving regulatory environment and we are subject to a wide range of laws and regulations enacted by federal, state, provincial, and local governments, governmental agencies, and regulatory authorities, including the SEC, the Commodity Futures Trading Commission (“CFTC”), the Federal Trade Commission, and the Financial Crimes Enforcement Network of the U.S. Department of the Treasury (“FinCEN”), as well as similar entities in Canada and other countries. Other regulatory bodies, governmental or semi-governmental, have shown an increased interest in companies operating energy-intensive technologies, Bitcoin Mining and use cases related to HPC and AI computing. For example, the energy consumption and environmental impact of data center operations (whether used for Bitcoin Mining or HPC and AI) have received heightened regulatory scrutiny, and future regulations may emphasize energy efficiency, sustainability, and grid reliability in a manner that is different than current conditions.

As we expand into the development and ownership of HPC data centers, our facilities may become subject to an increasing number of laws, ordinances, and regulations. Regulators and policymakers are increasingly focused on the governance, ethical use, and potential misuse of HPC and AI systems and advanced computing technologies, as well as cybersecurity, data protection, export controls, and compliance obligations applicable to data center and HPC Infrastructure. Furthermore, Bitcoin and other digital assets are subject to anti-fraud regulations under federal and state commodity and/or securities laws, and digital asset derivative instruments are regulated by the CFTC and SEC. Certain jurisdictions have developed, or are developing, regulatory requirements specifically for digital assets and companies that transact in them. Regulatory frameworks applicable to AI and large-scale computing infrastructure are similarly developing and may vary significantly across jurisdictions. Regulations may substantially change in the future, and it is presently not possible to know how regulations will apply to our business, or when they will be effective.

Intellectual Property

We utilize specialized hardware and software in our operations, including certain open-source technologies for which we adhere to applicable license terms. We rely on trade secrets, trademarks, and copyright protections, and license intellectual property from third parties. We have one non-provisional patent application under review by the U.S. Patent and Trademark Office and may pursue additional protections in the future.

Environmental Matters

Our Pennsylvania energy facilities are subject to federal and state environmental laws governing air emissions, water usage, and waste management, and are required to maintain permits administered by the Pennsylvania Department of Environmental Protection. Our operations in Canada operate on approximately 100% renewable hydroelectric energy provided by Hydro-Québec. Our energy mix in 2025 was approximately 65% renewable, 20% waste-to-energy alternative energy, 10% PJM-import, and 5% natural gas. We continue to monitor the evolving regulatory landscape regarding data center resource consumption, grid reliability, and environmental impact. We believe we are in material compliance with applicable environmental requirements, and our environmental compliance costs have not historically been material to our consolidated results.

Insurance

Where practical, we maintain insurance against risks associated with our operations in amounts we believe to be reasonable. Our insurance coverage contains customary exclusions and limitations, and there is no assurance that such insurance will continue to be available, will be available on acceptable terms, or will be adequate to cover all potential losses. Any uninsured or underinsured loss could have a material adverse effect on our business, financial condition, or results of operations.

12. Additional Information

Additional information about us is available on our website at www.bitfarms.com, on the EDGAR website maintained by the SEC at www.sec.gov, and the SEDAR+ website maintained by the Canadian Securities Administrators at www.sedarplus.ca. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

As of the date of filing, we are a “foreign private issuer” as defined in Rule 3b-4 under the Exchange Act. Although not required to do so, we have chosen to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the SEC. We will make available free of charge, through our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

On or about April 1, 2026, we expect to complete our previously announced U.S. Redomiciliation. After the U.S. Redomiciliation, our website will be www.keelinfra.com. Keel Infrastructure Corp. is incorporated in Delaware and will be a U.S. domestic issuer.

The estimated costs, timelines, and milestones described in this section are forward-looking statements and are subject to change based on numerous factors, including the cost and availability of equipment and materials, supply chain conditions, currency exchange rates, the availability of electricity at competitive rates, regulatory developments, the ability to secure customer contracts on acceptable terms, the availability of financing, and geopolitical events. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements and Risk Factors Summary.”

Item 1.A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results.

Risks Related to our Business

Our limited operating history makes it difficult to evaluate our business and prospects and increases the risk of your investment.

We have a limited operating history upon which to base an evaluation of our business, prospects, and an investment in our Common Shares. We are subject to many risks common to venture enterprises, including under-capitalization, potential cash shortages and limitations with respect to personnel, financial and other resources. Although we have achieved profitable quarters in the past, to date, we have not maintained consistent profitability from period to period, and no assurances can be made that we will achieve consistent profitability in the near future, if ever. For the year ended December 31, 2025, we had a loss from continuing operations of $208.5 million. There is no assurance that we will be successful in achieving a return on shareholders’ investment or meeting other metrics of success, which is still dependent on Bitcoin prices and, in the future, the acquisition of customers for the Company’s HPC data centers, among other factors.

Failure of critical systems related to our offerings and infrastructure could have a material adverse effect on our business, financial condition, and results of operations.

Failure of critical systems related to our offerings and/or infrastructure could have a material adverse effect on our business, financial condition, and results of operations. The critical systems related to our offerings and infrastructure are subject to failure. Failure of any of our critical systems, including a breakdown in critical plant, equipment or services, routers, switches or other equipment, power supplies, or network connectivity, whether or not within our control, could result in service interruptions to us or our customers and/or damage to equipment, which could significantly disrupt the normal business operations of our customers, harm our reputation, and reduce our revenue. The destruction or severe impairment of any of the facilities operated by us could result in significant downtime. Our ability to attract and retain customers depends on our ability to provide a reliable service, so even minor interruptions in service could harm our reputation and negatively impact our business, financial condition, and results of operations.

Our infrastructure and offerings are subject to temporary or permanent interruption by factors that include but are not limited to:

●	power loss or plant downtimes;

●	equipment failure;

●	human error and accidents;

●	theft, sabotage, and vandalism;

●	failure by us or our suppliers to provide adequate service or maintain equipment;

●	network connectivity downtime and fiber cuts;

●	service interruptions resulting from server relocation;

●	security breaches of infrastructure;

●	improper or inadequate building maintenance;

●	physical, electronic, and cybersecurity breaches;

●	animal incursions;

●	fire, earthquake, hurricane, tornado, flood, and other natural disasters;

●	pandemics;

●	extreme temperatures;

●	water damage;

●	public health emergencies; and

●	terrorism.

The occurrence of any of these events may have a material adverse effect on our business, financial condition, and results of operations. Moreover, service interruptions and equipment failures may expose us to potential legal liability. As the services provided by us may be critical to our customers’ business operations, any disruption in services could result in lost profit or other indirect or consequential damages to our customers. Although customer contracts may contain provisions limiting our liability, there can be no assurance that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as the result of a service interruption that they ascribe to us, or that a loss up to a contractually limited amount would still be a material loss to the Company. The outcome of any such lawsuit would depend on the specific facts of the case and any legal and policy considerations that we may not be able to mitigate. In such cases, we may be liable for substantial damage awards, which could have a material adverse effect on our business, financial condition, and results of operations.

We have an evolving business model and strategy.

We expect our business model to continue to evolve. As digital assets become more widely available and the number of applications of HPC and AI continues to expand and deepen across industries, we expect that our services and products will need to evolve in order to stay current with our industry. Our growth strategy includes exploring the expansion and diversification of our revenue sources into new markets. Pursuant to that strategy, we are currently conducting a strategic transformation which will reallocate our Infrastructure Assets into HPC Infrastructure, including the development of data centers which will be used for HPC and AI workloads. We believe the potential for HPC data centers complements our current business model with expected stable, long-term and high margin revenue. We also believe that using our existing Infrastructure Assets to develop HPC data centers provides more consistent dollar-based revenue and substantially less risk than our traditional Bitcoin Mining customers or our Bitcoin self-Mining operations. However, the success of our HPC data center services may not develop as anticipated, and may be affected by factors such as the reliability and timing of power supply, supply chain disruption (including local labor availability), the implementation of new tariffs and more restrictive trade regulations and changes in in-house specialized expertise to manage the business. A failure to successfully implement our HPC Infrastructure strategy may adversely affect our business, prospects, or operations.

Our executive management team has limited or no experience in the digital infrastructure space, and we have expanded our team to include additional professionals, including external consultants, with such experience, but there is no guarantee that such efforts will be successful. Accordingly, we cannot offer any assurance that these or any other modifications to our business model and strategy will be successful or will not result in harm to our business. Such modifications may increase the complexity of our business and place significant strain on our management, personnel, operations, systems, technical performance, financial resources and internal financial control and reporting functions. In connection with our strategic transformation, we have exited or are in the process of exiting certain operations, including the abandonment of our operations in Argentina following a halt in the supply of electricity and the classification of our Paraguay operations as held for sale. These divestitures and wind-downs may result in impairment charges, residual liabilities, or losses that could adversely affect our financial condition and results of operations.

Moreover, we may not be able to manage growth effectively, which could damage our reputation, limit our future growth and adversely affect our operating results. Further, we cannot provide any assurance that we will successfully identify emerging trends and growth opportunities within the HPC market or other markets we may seek to expand into, and we may lose out on such opportunities. Any of the foregoing could have a material adverse effect on our business, prospects, results of operations and financial condition. We may not be able to effectively manage our growth and expansion, which could damage our reputation, limit our future growth, and adversely affect our operating results.

We have experienced, and may continue to experience, rapid growth in the scope of our operations. This growth has resulted in increased responsibilities for our existing personnel, the hiring of additional personnel and, in general, higher levels of operating expenses. In order to manage our current operations and any future growth effectively, we will need to continue to implement and improve our operational, internal controls, financial, and management information systems, as well as hire, manage and retain our employees and maintain our corporate culture including technical and operational service standards. There can be no assurance that we will be able to manage such growth effectively or that our management, personnel or systems will be adequate to support our operations.

The Company’s expansion into HPC Infrastructure may divert resources from the Company’s Bitcoin Mining operations, limit the Company’s power capacity for Mining, and introduce operational complexity.

Our focus on developing and offering HPC data centers may disrupt our Bitcoin Mining business, divert our resources, and require significant management attention that would otherwise be available for overseeing and developing our existing Bitcoin Mining operations business.

While we intend to continue our Bitcoin Mining operations, the allocation of resources to support HPC data center development may reduce the capital, personnel, infrastructure and power capacity available for our Mining business. In particular, diverting future power capacity to HPC and AI workloads may limit our ability to deploy that power for Mining, which is a highly competitive and capital-intensive industry. As a result, we may be unable to expand our deployed hash rate (EH/s) at the pace of our competitors, potentially diminishing our market share and profitability. Managing multiple distinct lines of business may increase operational complexity and place additional demands on our management, technical, and support teams, which could negatively affect our overall performance, strategic execution and profitability.

Risks Related to our Operations

Our operations are dependent on maintaining reliable and economical sources of power, and changes in regulated terms of service and electricity rates could have a material adverse effect on our business.

Our operations are dependent on our ability to maintain reliable and economical sources of power. We conduct Mining operations and intend to develop HPC data centers in the Province of Québec and the United States (Washington and Pennsylvania). Our current and future operations and the sustainability of hydroelectricity and natural gas at economical prices poses certain risks. These risks as well as the supply of electrical power, electricity rates, terms of service and regulatory regimes are summarized as follows:

Currently, we source our energy from Hydro-Québec; Hydro-Sherbrooke; Hydro-Magog; the city of Baie-Comeau; Grant PUD; and PJM Interconnection Merchant Market. We also generate our own energy through our two refuse power plants in Pennsylvania, United States. Regulated power suppliers may be subject to public policy initiatives and economic development programs which may or may not support the Bitcoin Mining or HPC and AI industries. There can be no assurance that electricity will continue to be provided in the future or not curtailed to accommodate other users, or otherwise made available on terms which are economic for our current and future operations, anticipated growth, and sustainability. Any suspension or cessation of power supply, failure of electrical networks, or changes in cost structure which are not economic, in the jurisdictions where we utilize power for our operations, could result in a material adverse effect on us.

Québec

Our operations are dependent on our ability to maintain reliable and economical sources of power. Until the adoption of Bill-2, on February 15, 2023, the Province of Québec mandated electrical service providers to supply their customers under the obligation to serve power delivery regime; however, Bill-2 amended the Act respecting the Régie de l’Energie du Québec (the “Régie”) by giving the Government of Québec the power to determine by regulation the cases in which Hydro-Québec, or any other electrical service provider, may be exempt from their obligation to provide electricity to industrial clients in the Province of Québec.

The price of electricity supplied directly by Hydro-Québec is set by the Régie, a provincial administrative tribunal. Hydro-Québec supplies power to certain of our facilities, and to the Municipal Electrical Networks for the Magog, Baie-Comeau and Sherbrooke facilities. The rates imposed on Hydro-Québec by the Régie are subject to change. Although power is supplied to us by Municipal Networks, the rates in those contracts are adjusted in response to tariff changes imposed by the Régie. Modifications to the rates are set pursuant to the Act respecting the Régie based on the costs of service. There is no assurance that future electricity rates will remain stable or economical.

Historically, electricity supplied by Hydro-Québec and the Municipal Electrical Networks could be set at preferential rates in an effort to encourage investment and development in particular regions. Hydro-Québec and Municipal Electrical Networks were able to offer a discretionary preferential rate to certain customers, such rate being lower than the rate set by the Régie, notwithstanding that Hydro-Québec and the Municipal Electric Networks may suffer a financial loss on the supply of electricity to those customers. Currently, the Cowansville Facility is subject to a preferential rate of 5% on its first 5 MW of power; and the Farnham Facility is subject to a preferential rate of 20% on its first 10 MW of power. In September 2023, the Régie approved a request from Hydro-Québec to remove the option to accept new request for preferential rates submitted by industrial clients. Hydro-Québec confirmed that it will honor its contractual obligations, but no new request will be accepted. When a preferential rate will no longer be available to us, our operations and profitability may experience a material adverse effect. In addition, although power is supplied by the Municipal Networks to us under the power contracts, the rates in those contracts are adjusted in response to tariff changes imposed by the Régie.

Recently, the regulatory environment in Québec has become significantly more hostile to the cryptocurrency Mining industry. On February 18, 2026, the Government of Québec published Decree 88-2026, instructing the Régie to treat cryptocurrency Mining as having lower strategic and economic value than traditional data centers, and directing that the applicable tariff (“Tarif CB”) be increased to match the current punitive tariff rate. The following day, Hydro-Québec filed a request to modify the Tarif CB, proposing drastic price increases, including a 166% to 193% increase in the power demand charge and up to a 199% increase in energy consumption rates.

On March 17, 2026, we, along with another industry participant, filed a petition for judicial review in the Superior Court of Québec seeking to nullify Decree 88-2026. We assert that the decree is ultra vires, improperly interferes with the Régie’s exclusive jurisdiction over rate-setting, and relies on illegal ulterior motives intended to drive the cryptocurrency Mining industry out of the province. We are vigorously contesting this decree; however, if we are unsuccessful and the proposed tariff increases are implemented, cryptocurrency Mining operations in Québec will become economically unviable, which would have a material adverse effect on our business, financial condition, and results of operations.

Washington State

On November 9, 2021, we completed the acquisition of a Bitcoin Mining facility in Washington state. The facility is powered by the Grant County Power Utility District (“Grant PUD”). Grant PUD was established in 1938 and is a public utility district that owns and operates hydro-electric plants capable of generating more than 2,000 MW of electricity. Grant PUD establishes rate schedules for different categories of customers at the discretion of its publicly elected Board of Commissioners. We operate our Bitcoin Mining activities in several different buildings with their own power meters not exceeding 5 MW each; thus, for the year 2022, we were classified in Schedule 7. The applicable rates for Schedule 7 are a demand charge of $4.96 per KW of billing demand plus a variable component of 2.100¢ per kWh for the first 50,000 kWh of consumption and 1.857¢ per additional kWh of consumption. Historically, rates for Schedule 7 have increased by an annual average of 1.27% per year. Effective February 1, 2023, Grant PUD’s commissioners authorized the addition of cryptocurrency Mining into the Evolving Industry Rate Schedule 17 (“Schedule 17”). The applicable rates for Schedule 17 are a demand charge of $28.18 per kW plus a variable component of $0.389 per kWh of consumption. Grant PUD may adjust the rate pricing with approval from its Board of Commissioners. An increase in the rates applicable to our electricity consumption in our operations in Washington state may adversely impact our profitability.

On November 19, 2025, Grant PUD proposed annual rate increases between 7.8% and 12.0% over each of the next 10 years for Schedule 17. On January 27, 2026, Grant PUD commissioners unanimously approved a 10.6% rate increase for Schedule 17 as part of the 2026 rate package. This increase will take effect on April 1, 2026.

Pennsylvania

In June 2024, we executed a lease agreement for a site located in Sharon, Pennsylvania, United States (“Sharon Lease Agreement”), and develop up to 110 MW of power capacity. In August 2024, we finalized the definitive lease agreement and assumed control of the property. With this transaction, we acquired a potential 110 MW of electricity capacity, with the transaction providing we with an immediate capacity increase of 12 MW of electricity. In January 2025, we energized 12 MW at the Sharon Bitcoin data center. In May 2025, we energized an incremental 18 MW expansion project, bringing the total energized capacity to 30 MW. The remaining 80 MW is slated to come online by the end of 2026, when the installation of electrical infrastructure is expected to be completed. In November 2025, we purchased the Sharon facility from the landlord.

In May 2025, we were registered for PJM’s Peak Saver and Synchronized Reserves Dispatchable Programs. In August 2025 we initiated our customer base load baseline qualification run, and in November we successfully passed PJM’s baseline requirements for registration in the Price Response (Economic Demand Response) Dispatchable Program and is currently participating in this program with PJM through its Curtailment Service Provider (“CSP”). Participation in these programs enables both demand response and energy arbitrage strategies that we have been developing since January 2025 which, including hedging strategies designed to manage price volatility risk and enable tailored arbitrage strategies through PJM’s programs across its PJM portfolio. These programs are anticipated to contribute to maximizing the value of its PJM assets through more effective control of energy prices and will be accretive to our flexible HPC data center strategy currently under development in PJM.

PJM is the largest U.S. regional transmission organization (“RTO”) overseeing the electricity grid and wholesale markets across 13 states and D.C. Its market dynamics are characterized by tightening capacity, rising capacity prices, and growing exposure to both policy and interconnection risks that can materially affect power price outcomes over the next decade. PJM is comprised of three separate but related markets: the energy market (day-ahead and real-time), the capacity market (under the Reliability Pricing Model, or RPM), and ancillary service markets. In the energy market, pricing is competitive but has been increasing in the last 12-24 months, largely due to fuel cost increases, transmission congestion, and tighter reserve margins, with locational marginal prices (LMPs) increasingly being shaped by congestion and transmission constraints. These constraints, when binding, can create pricing spikes that are managed through either hedging or cost avoidance load shedding to maintain margins. In the capacity market, recent RPM auctions have been settling at approximately an order or magnitude higher than they have been historically, putting upward pressure on all-in power pricing as capacity charges become a larger portion of the overall power bill. Given where recent auctions have settled and a persistently thin RTO-wide reserve margin, it is unlikely that capacity pricing will normalize over the near- to medium-term. From a regulatory perspective, the rapid growth in data center interconnection requests and planned data center load growth throughout much of PJM has led to several proposed changes that could affect us, including jurisdictional disputes between FERC, state governments, and local utilities, and several utility-specific data center tariff proposals. Although none of these regulatory changes has yet come into effect in their proposed form and are not believed to pose material risk to us, we monitor them closely for any potential negative impact.

Increases in commodity prices or reductions in the availability of commodities we use in our operations could increase our operating costs and reduce our profitability.

We use and intend to continue using certain commodities in our current and future Bitcoin Mining and HPC Infrastructure operations, including hydro-electricity. Unexpected, sudden or prolonged price increases in those commodities, whether as a result of geopolitical events, natural disasters or otherwise, have caused and, in the future, may cause a reduction in our profits where beneficial fixed-priced contracts do not exist or unfavorable fixed-price contracts cannot be modified. There also may be curtailment in electricity or natural gas supply. In particular, the recent U.S. military operations in Iran and the Iranian response and the Russia-Ukraine conflict have had an inflationary effect on the cost of natural gas, the duration and future magnitude of which are difficult to predict given the fluidity of the military conflict, the novelty of sanctions against Russia and the possibility of yet harsher sanctions as well as other related developments. The realization or continuation of any of the foregoing risks with respect to commodity prices could increase our operating costs, reduce our profitability and, depending upon the duration and extent of the impact, have a material adverse effect on our financial condition.

Our operations are subject to hazards associated with power generation, high-voltage electricity transmission, and industrial operations that could result in significant personal injury, property damage, and liability.

Our operations are subject to typical hazards associated with power generation, high-voltage electricity transmission and the supply of utilities to our Miners and data centers at an industrial scale. In particular, power generation involves hazardous activities, including acquiring, transporting and unloading fuel and operating large pieces of equipment. In addition to natural risks such as earthquakes, floods, lightning, hurricanes and wind, other human-made hazards, such as nuclear accidents, dam failure, gas or other explosions, mine area collapses, fire, structural collapse, machinery failure and other dangerous incidents are inherent risks in our operations. These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant, equipment, and transmission lines, contamination of, or damage to, the environment and suspension of operations.

Further, our employees and contractors work in, and the general public may be exposed to, potentially dangerous environments at or near certain of our operations. As a result, employees, contractors, and the general public are at risk for serious injury, including loss of life.

The occurrence of any one of these events may result in us being named as a defendant in lawsuits asserting claims for substantial damages, including for environmental cleanup costs, personal injury and property damage and fines and/or penalties. We maintain an amount of insurance protection that we considers adequate, but we cannot provide any assurance that our insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject and, even if we do have insurance coverage for a particular circumstance, we may be subject to a large deductible and maximum cap. A successful claim for which we are not fully insured could hurt our financial results and materially harm our financial condition. Further, due to rising insurance costs and changes in the insurance markets, we cannot provide any assurance that our insurance coverage will continue to be available at all or at rates or on terms similar to those presently available. Any losses not covered by insurance could have a material adverse effect on our financial condition, results of operations or cash flows.

Our reliance on a limited number of third-party suppliers exposes us to supply chain disruptions that could adversely affect our operations.

We enter into contracts with a limited number of third-party suppliers in connection with our Mining operations and our transition to HPC Infrastructure. If any of those suppliers is unable to or otherwise does not fulfill, or does not fulfill in a timely manner, its obligations to us for any reason (including, but not limited to, bankruptcy, computer or other technological interruptions or failures, personnel loss, negative regulatory actions, or acts of God) or engages in fraud or other misconduct during the course of such relationship, we may need to seek alternative third-party suppliers, or discontinue using certain software or hardware or otherwise alter our operations and may encounter delays. In addition, we may in the future be held directly or indirectly responsible, or be otherwise subject to liability, for actions or omissions of third parties undertaken in connection with our arrangements with such third parties. Any such responsibility or liability in the future may have a material adverse effect on our business, financial condition and results of operations.

Our reliance on third-party manufacturers in foreign jurisdictions and the importation of equipment exposes us to trade, tariff, and geopolitical risks that could adversely affect our business.

We rely on third-party manufacturers in foreign jurisdictions for our Miners and for equipment and materials used in our HPC data center operations, including GPUs, generators, steel and copper. As a result, our business is subject to risks associated with doing business in such foreign jurisdictions, including, but not limited to: trade protection measures such as the imposition of or increase in tariffs, import and export licensing and control requirements; potentially negative consequences from changes in tax laws (both foreign and domestic); difficulties associated with transacting business with parties in a foreign jurisdiction, including increased costs and uncertainties associated with enforcing contractual obligations; and unexpected or unfavorable changes in other regulations and applicable regulatory requirements.

The U.S. has previously enacted and has proposed to enact new tariffs (or increases of existing tariffs) on certain items imported from other countries. Following their enactment, the tariffs sparked an international trade war in which other countries enacted tariffs on imports of U.S. goods. Subsequently, the U.S. and various countries subject to those tariffs have engaged in trade negotiations and, in some instances, agreed to suspend or terminate certain tariffs. It is uncertain whether treaties or other trade policies like those will be enacted or modified by the U.S. or any other government or trade organization in the future. In addition, we may be subject to retroactive customs duty determinations or reclassifications with respect to previously imported equipment, which could result in material unexpected costs. Future changes to trade or investment policies, treaties and tariffs, fluctuations in exchange rates, or the perception that these changes could occur may adversely affect third-party manufacturers on which we rely, as well as the future of our relationships with those third-party manufacturers, which could have an adverse impact on our business, financial condition and results of operations. In addition, actions by foreign markets to implement further trade policy changes, including limiting foreign investment or trade, increasing regulatory scrutiny or taking other actions that apply to the jurisdictions in which we operate or in which third parties with which we do business operate, could negatively impact our business, financial condition and results of operations.

Technological obsolescence and difficulty in obtaining hardware could require substantial capital investments and adversely affect our competitive position.

To remain competitive, we will continue to monitor the state of available technology and invest in hardware and equipment required for maintaining and, as applicable, enhancing our operations. This is true for both Bitcoin Mining and HPC data center operations. We have in the past replaced, and, in the future, may be required to replace, obsolete hardware and software, which required, and, in the future, may require, substantial capital investments by us. There can be no assurance that hardware will be readily available, whether at a price that is commercially acceptable to us or at all, when the need is identified. Moreover, there can be no assurance that new and unforeseeable technology, either hardware-based or software-based, will not disrupt the industries in which we operate.

The continued development of our existing and planned facilities is subject to risks that may cause delays or increased costs and could adversely affect our operations.

The continued development of existing and planned facilities, such as the conversion of Moses Lake and our other sites into HPC data centers, is subject to risks that may cause such development plans to be delayed or otherwise adversely affected, including factors beyond our control such as delays in the delivery or installation of equipment by suppliers, difficulties in integrating new equipment into existing infrastructure, shortages in materials or labor, defects in design or construction, diversion of management resources, insufficient funding, or other resource constraints. Actual costs for development may also exceed our planned budget. Delays, cost overruns, changes in market circumstances and other factors may result in different outcomes than those intended. If any development projects are delayed or more expensive than contemplated, our operations may be adversely impacted, and we may not realize, or may be delayed in realizing, the benefits of such projects.

Community opposition to the operation of our data centers could result in risks to our operations and our financial condition and results of operations.

Our Mining operations and planned HPC data centers involve the use of a large number of high-powered Miners and computers (as applicable) as well as support systems that generate noise and can use significant amounts of electricity and water. This noise and resource use can pose several risks to our business including community complaints, reputational damage, litigation risk, regulatory risk, operational constraints, increased costs and opposition to expansion. These risks could lead to fines or penalties imposed by local governments, requirements to implement costly noise mitigation measures or restrictions on the use of electricity, restrictions on our operating hours, reduction of scale of our operations, stricter noise controls regulations on our operations, potential shutdown of data centers that cannot meet local noise regulations or face extensive community opposition due to the data centers’ use of electricity, damages resulting from lawsuits and difficulty obtaining necessary permits and approvals for expanding existing data centers or establishing new site operations. While we strive to be a good corporate citizen and mitigate noise impacts and any alleged impacts of electricity and water usage where possible, the inherently noisy and energy-intensive nature of large-scale Bitcoin Mining operations and HPC data centers presents ongoing risks to our business that may negatively affect our financial condition and results of operations.

Our insurance coverage may be inadequate to cover all potential losses, which could adversely affect our financial condition and results of operations.

Where considered practical to do so, we intend to maintain insurance against risks in the operation of our business and in amounts that we believe to be reasonable. Such insurance, however, contains, and may in the future contain, exclusions and limitations on coverage. There can be no assurance that such insurance will continue to be available, will be available at economically acceptable premiums or will be adequate to cover any resulting liability. The novelty of the Bitcoin industry has impaired and may continue to impair our ability to acquire adequate insurance coverage for risks associated with our operations. The occurrence of an event that is not covered, in full or in part, by insurance may cause us substantial economic damage. In some cases, such as with respect to environmental risks, coverage is not available or considered by management to be too expensive relative to the perceived risk.

It is expected there would be limited legal recourse in the event of a loss of Bitcoin. Our Bitcoin, which is held in custody by Coinbase Custody and Anchorage Digital, is not fully insured. Although Coinbase Custody maintains an insurance policy of $320 million for its cold storage and Anchorage Digital maintains an insurance policy of $50 million for its cold and hot storage, the full limits of those policies may not be available to us or, if available, sufficient to make us whole for any Bitcoin that are lost or stolen from its account. Therefore, a loss may be suffered with respect to our Bitcoin that is not covered by insurance and for which no person is liable for damages. Further, we do not hold our Bitcoin with a banking institution or a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”) and, therefore, our Bitcoin is not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions.

Any losses incurred by us that are not adequately covered by insurance or for which insurance coverage is not available or has not been obtained could adversely impact us, including our financial condition and results of operations.

Our owned and leased properties, including our Infrastructure Assets and our Bitcoin Mining sites, are subject to a range of risks associated with their physical condition and ongoing operations.  These risks include, but are not limited to: defects in construction or repair, structural or building damage, noncompliance with or liabilities under applicable environmental, health, or safety laws and regulations, and failure to meet building permit or zoning requirements.  Our facilities may also be exposed to damage resulting from natural disasters and the effects of climate change, such as fire, earthquake, hurricane, tornado, flood, extreme temperatures, and other severe weather events, as well as risks arising from vandalism, theft, sabotage, animal incursions, and terrorism.

Additionally, we may face claims from employees, contractors, or third parties for injuries or damages sustained at our sites.  While we maintain insurance coverage with leading providers and implement security measures and operational protocols consistent with industry standards for HPC and data center infrastructure, there can be no assurance that such insurance will be adequate to cover all potential losses or that coverage will continue to be available on commercially reasonable terms.  Certain events, including catastrophic losses or damages not covered by insurance, could result in significant downtime, disruption of operations, or material adverse effects on our business, financial condition, and results of operations.

We operate in intensely competitive industries, and increased competition could erode our market share and adversely impact our profitability.

Our business is in intensely competitive industries, and we compete with other Bitcoin Mining companies in our legacy segment, as well as with established and emerging HPC data center operators in our primary growth segment, some of which have, or may in the future have, greater resources and experience. A fundamental property of Bitcoin Mining is that the computational complexity of the Mining algorithm increases over time. This factor, along with new industry entrants, price volatility and, with respect to Bitcoin, any future Bitcoin Halvings, may make certain cryptocurrencies relatively unprofitable to mine compared to others.

Despite our strategic planning and expected advantages over certain of our competitors, we may face unexpected competition in the form of new entrants in the marketplace. Such competition could erode our expected market share and could adversely impact our profitability. Increased competition in the Bitcoin Mining industry could result in increased network computing resources and consequently increased hash difficulty.

Additionally, we may compete with other companies in the power generation industry. New parties may offer wholesale electricity bundled with other products or at prices that are below our rates. Other companies with which we compete in power generation may have greater liquidity, greater access to credit and other financial resources, lower cost structures, more effective risk management policies and procedures, greater ability to incur losses or greater flexibility in the timing of their sale of generation capacity and ancillary services than we do. Competitors may also have better access to subsidies or other out-of-market payments that put us at a competitive disadvantage.

We also compete for access to energy-advantaged land positions, grid interconnections, engineering and operational talent, and customers seeking scalable, energy-efficient data center capacity for HPC and AI workloads.

Our competitors in the power generation industry may be able to respond more quickly to new laws or regulations or emerging technologies, or to devote greater resources to marketing of wholesale power than we can. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. There can be no assurance that we will be able to compete successfully against current and future competitors in the power generation industry, and any failure to do so would have a material adverse effect on our business, financial condition, results of operations and cash flow. Our inability to attract and retain key employees and qualified personnel could adversely affect our business, financial condition, and prospects.

Loss of our key employees, or an inability to attract and retain such management and other personnel, could negatively affect our business.

We depend on a number of key employees including, in particular, the members of our management, the departure, death, disability or other extended loss of services of any of whom, particularly with little or no notice, could cause delays on projects, frustrate our growth prospects and have an adverse impact on our industry relationships, project exploration and development programs, other aspects of our business and our financial condition, results of operations, cash flow and prospects. We have not historically purchased, and, in the future, do not expect to purchase, key person insurance on such individuals, which insurance would provide us with insurance proceeds in the event of their death.

The growth and development of our business also depends on our ability to attract and retain highly qualified management and personnel while maintaining our corporate culture and technical standards. We face competition for personnel from other employers. If we are unable to attract or retain qualified personnel as required, we may not be able to adequately manage and implement our business plan. There can be no assurance that we will be able to manage such growth effectively or that our Management, personnel or systems will be adequate to support our operations.

We sell capacity, energy, and ancillary services to the wholesale power grid managed by PJM. Our business may be affected by state interference in the competitive wholesale marketplace.

We sell capacity, energy, and ancillary services to the wholesale power grid managed by PJM. The competitive wholesale marketplace may be impacted by out-of-market subsidies provided by states or state entities, including bailouts of uneconomic electric power generating plants, imports of power from Canada, renewable mandates or subsidies, mandates to sell power below its cost of acquisition and associated costs, as well as out-of-market payments to new or existing generators. These out-of-market subsidies to existing or new generation undermine the competitive wholesale marketplace, which can lead to premature retirement of existing facilities, including those owned by us. If these measures continue, capacity and energy prices may be suppressed, and we may not be successful in our efforts to insulate the competitive market from this interference. Our wholesale power revenue may be materially impacted by rules or regulations that allow regulated utilities to participate in competitive wholesale markets or to own and operate rate-regulated facilities that provide capacity, energy and ancillary services that could be provided by competitive market participants.

Risks Related to HPC Infrastructure Operations

The Company’s increased focus on developing data centers for HPC and AI workloads may not become profitable in the future and may result in adverse consequences to the Company’s business, results of operations and financial condition.

We are subject to risks and uncertainties of starting a new business, including the risk that we may never further develop or complete development of our proposed HPC data center business. Although our construction and operations teams have prior experience in the HPC Infrastructure field and we believe focusing on developing data centers for HPC companies will be beneficial to our shareholders, the HPC data center business is rapidly evolving. We have limited experience in developing an HPC Infrastructure business and we have not previously constructed and operated an HPC data center, which may impact our efforts and our ability to accurately assess our prospects; thus, there is no guarantee that we will successfully implement our development plans or that this business will become profitable in the future.

Furthermore, we may experience difficulties with infrastructure development or modification, engineering, or design, which could result in excessive capital expenditures and significant delays. For example, we are designing our HPC data centers to support NVIDIA’s next-generation Vera Rubin GPUs. Vera Rubin GPUs require specifically designed facilities with certain power and cooling requirements. However, Vera Rubin GPUs have not yet been shipped to purchasers, and there can be no assurance that the design of our facilities will support the efficient operation of Vera Rubin GPUs to the extent anticipated by us, or at all. Our efforts to construct and operate HPC data centers may prove more expensive than we currently anticipate and may not result in increased revenue or profitability in the short term or at all.

The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems and delays frequently encountered in connection with the expansion of a business and operating a business in an industry that is novel, competitive and rapidly evolving.

There can be no assurance that we will ever operate HPC data centers profitably and it may be possible that a continued focus on operating Bitcoin Mining data centers would have been more profitable.

Our business expansion into HPC Infrastructure may be capital intensive and could affect our liquidity, results of operations and financial condition.

Our expansion into HPC Infrastructure is expected to increase capital intensity and shift the timing of cash inflows relative to capital outlays. Developing and constructing data center campuses requires substantial up-front capital expenditures for land, substations, interconnection and specialized cooling systems, which may temporarily reduce liquidity.

This business expansion introduces uncertainties that could impact our liquidity and capital resources. Increased capital expenditure requirements for new HPC data centers may accelerate cash deployment and increase short-term liquidity needs. The timing of cash inflows may shift, as hosting and leasing revenues generally materialize after construction completion and customer onboarding, resulting in a lag between capital investment and revenue realization. Although our Bitcoin-backed liquidity and treasury activities provide flexibility, we may need to seek additional financing, through debt, equity, or infrastructure-oriented funding, to meet project-scale capital demands or to preserve Bitcoin holdings during periods of market volatility.

Constructing HPC data centers requires significantly higher capital expenditures compared to Bitcoin Mining facilities, and we may be unable to secure capital or financing for our construction efforts to develop HPC data centers.

Constructing HPC data centers requires significant capital expenditures, in particular when compared to capital expenditures for Bitcoin Mining facilities. If we are not able to secure capital or financing to fund our construction efforts with respect to HPC data centers, the completion of such projects may be delayed and our ability to collect any potential rental revenue or to otherwise monetize such facilities may be compromised, which could have an adverse effect on our expansion strategy and our ability to generate significant or any revenue from an HPC data center business.

Significant competition for suitable data center sites and regulatory constraints could adversely impact our development pipeline, expansion strategy, and results of operations.

There is significant competition for suitable data center sites, particularly in supply-constrained geographies with access to reliable, low-cost power and robust fiber connectivity.  Our ability to leverage our portfolio of secured and contracted sites may be impacted by factors outside our control, including regulatory or permitting delays, community opposition, or changes in local land use or environmental regulations. Securing agreements for power interconnection, and obtaining the necessary permits, approvals, and licenses to construct and operate data centers, may be delayed, denied, or become cost prohibitive due to regulatory processes or evolving policy priorities.

Governmental actions, including the introduction of new regulations or restrictions on HPC data centers, or digital asset Mining operations, may reduce the availability of electricity, increase its cost, or otherwise adversely affect our business and development pipeline. In addition, development and construction delays, cost overruns, changes in market dynamics, environmental or community constraints, and the inability to continue securing suitable data center locations may adversely impact our operations, expansion strategy, financial condition, and results of operations.

We depend on significant customers for our HPC data centers.

Many factors, including global economic conditions, may cause our HPC data center customers to experience a downturn in their businesses or otherwise experience a lack of liquidity, which may weaken their financial condition and impact our estimates as to the probability of collectability of payments, and ultimately result in their failure to make timely rental and other payments or their default under their agreements with us. Further, the development of new technologies, the adoption of new industry standards or other factors could render our HPC data center customers’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. If a customer defaults or fails to make timely rent or other payments, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment, which could adversely affect our financial condition and results of operations.

If a customer becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict the customer solely because of the bankruptcy. In addition, the bankruptcy court might authorize the customer to reject and terminate its contracts with us. Our claim against the customer for unpaid, future rent and other payments would be subject to a statutory cap that might be substantially less than the remaining amounts actually owed under their agreements with us. In either case, our claim for unpaid rent and other amounts would likely not be paid in full. Our revenue could be materially adversely affected if a significant customer were to become bankrupt or insolvent, suffer a downturn in its businesses, fail to renew its contract or renew on terms less favorable to us than its current terms.

Our contracts with HPC data center customers could subject us to significant liability.

In the ordinary course of business, we aim to continuously enter into agreements with customers pursuant to which we provide data center space, power, environmental controls, physical security and connectivity products to our HPC data center customers. These contracts typically contain indemnification and liability provisions, in addition to service level commitments, which could potentially impose a significant cost on us in the event of losses arising out of certain breaches of such agreements, services to be provided by us or our subcontractors or from third-party claims. HPC data center customers increasingly are looking to pass through their regulatory obligations and other liabilities to their outsourced data center providers and we may not be able to limit our liability or damages in an event of loss suffered by such customers whether as a result of our breach of an agreement or otherwise. If such an event of loss occurred, we could be liable for material monetary damages and could incur significant legal fees in defending against such an action, which could adversely affect our financial condition and results of operations. We may also develop space specifically for HPC data center customers pursuant to agreements signed prior to beginning or early in the development process. In those cases, if we fail to meet our development obligations under those agreements, these customers may be able to terminate their agreements and we would be required to find a new customer for this space. In addition, in certain circumstances we may lease HPC data center facilities prior to their completion. If we fail to complete the facilities in a timely manner, the customer may be entitled to terminate its agreement, seek damages or penalties against us or pursue other remedies and we may be required to find a new customer for the space. If we are not able to complete an HPC data center in a timely manner, if development costs are higher than we currently estimate, our financial condition, results of operations and cash flow could be materially adversely affected.

Additionally, a customer’s decision to lease space and power in our HPC data center typically involves a significant commitment of resources and due diligence on the part of our customers regarding the adequacy of our facilities. As a result, we may expend significant time and resources in pursuing a particular transaction that may not result in revenue. Economic conditions, including market downturns and the implementation of new tariffs and more restrictive trade regulations may impact customers’ ability to plan future business activities, which could cause customers to slow spending or delay decision-making. Our inability to adequately manage the risks associated with these developments may adversely affect our business, financial condition and results of operations.

Certain of our agreements with HPC data center customers may include restrictions on providing HPC data center services to certain third parties, which could have a material adverse effect on us.

Certain of our customer agreements may prohibit us from providing HPC data center services to certain third parties, including competitors of existing HPC data center customers. The existence of such restrictions could hinder our ability to enter into agreements with additional HPC data center customers, which could have a material adverse affect our business, financial condition and results of operations.

The development and advancement in the efficiency of HPC and AI models presents risks and challenges that may adversely impact our business and operating results.

The introduction of, and advancement in the efficiency of HPC and AI models could potentially adversely affect data center usage by significantly reducing the computational power needed to train HPC and AI models, potentially leading to less demand for high-power density, liquid-cooled data center infrastructure and colocation facilities. New advancements in HPC and AI models could also alter the way data centers are currently designed and utilized and may adversely affect our business and results of operations.

Risks Related to Bitcoin

Periodic Bitcoin halving events reduce Mining rewards and could render our Mining operations unprofitable for sustained periods, which could have a material adverse effect on our business.

The Bitcoin reward for solving a block is subject to periodic incremental halving. Halving is a process designed to control the overall supply and reduce the risk of inflation in Bitcoin using a proof of work consensus algorithm. At a predetermined block, the Mining reward is cut in half, hence the term “halving”. The Bitcoin blockchain has undergone halvings four times since its inception. Most recently, in April 2024, the Bitcoin Block Reward decreased from 6.25 to 3.125 Bitcoin per block, a Bitcoin Halving, and, consequently, the number of new Bitcoin issued to Miners as a subsidy decreased to approximately 450 per day, excluding transaction fees.

The April 24, 2024, Bitcoin Halving had a significant negative impact on our profitability for several months following the Bitcoin Halving. It took approximately six months for our revenue per teraHash to return to the level experienced prior to the recent Bitcoin Halving. Given that profitability is required for self-acting agents to perform Mining to continue to support the validation of transactions, the expected impact of the Bitcoin Halving is that market variables of Bitcoin price will adjust over time to ensure that Mining remains profitable. The period of market normalization after the next Bitcoin Halving to incentivize profitability levels is unknown.

A Bitcoin Halving is scheduled to occur once every 210,000 blocks, or roughly every four years, until the total amount of Bitcoin rewards issued reaches 21 million, which is expected to occur around the year 2140. Once 21 million Bitcoin are generated, the network will stop producing more. The next Bitcoin Halving is expected to occur in 2028, at which time Bitcoin Block Rewards will decrease from 3.125 Bitcoin per block to 1.5625 Bitcoin per block. While Bitcoin prices have had a history of price fluctuations around Bitcoin Halving events, there is no guarantee that the price change will be favorable or would compensate for the reduction in Mining reward and the corresponding decrease in the compensation we receive from the Mining Pool(s) in which we participate.

If Bitcoin price and difficulty do not maintain or continue their trend of adjusting to pre-Bitcoin Halving profitability levels over time, or the period of market normalization after the Bitcoin Halving to pre-Bitcoin Halving profitability levels is too long, there is a risk that a future Bitcoin Halving will render us unprofitable.

Our reliance on a single third-party Mining Pool operator subjects us to concentration risk that could have a material adverse effect on our operations.

We participate in a single Mining Pool, being the Foundry Pool. Consequently, our operations are substantially reliant on Foundry Pool and the terms of services and other terms and conditions that govern its relationship with Foundry Pool. Foundry Pool has the right to unilaterally modify the service agreement between it and us at any time without notice. This includes the right to modify the payout methodology or Mining Pool fees.

Pursuant to the terms and conditions of Foundry Pool, we have also agreed to release, indemnify and hold Foundry Pool harmless from any and all losses, damages, expenses, including reasonable attorneys’ fees, rights, claims, actions of any kind and injury (including death) arising out of or relating to our participation in Foundry Pool. In the event of any such losses, damages, or expenses, we may experience an adverse impact on our business, results of operations and financial condition.

In the event that Foundry Pool (or any other Mining Pool in which we participate) ceases making payments to us for any reason, including bankruptcy, insolvency or cessation of its operations, or for no reason, or modifies its payout methodology or Mining Pool fees or any other terms in a manner that is unattractive or unacceptable to us, we would expect to immediately cease contributing our Hash power to such Mining Pool operator and either: (i) join a different Mining Pool operator (or our back-up Mining Pool); or (iii) commence Mining without a Mining Pool operator. In the event that we are unable to make such a switch of our operations in a timely manner and our Mining operations experience significant down time, we may experience an adverse impact on our business, results of operations and financial condition. As a control measure, on a monthly basis, we calculate the revenues we should earn based on our theoretical Hashrate and compare it to the payments we received from Foundry Pool. As of the date hereof, we have not identified any material discrepancies between our calculations and payments actually received from Foundry Pool. In the event that we identify a material difference, we may have to engage in litigation and/or cease our relationship with Foundry Pool, either of which may have a material adverse effect on us.

Our third-party hosting agreements expose us to counter-party and operational risks that could have a material adverse effect on our business.

We are currently party to, and may in the future, enter additional third-party hosting agreements. Under such agreements, the performance and physical security of our Miners are reliant on such hosting providers. Although hosting providers are contractually obligated to perform to industry standards, any failure on the part of a hosting provider will subject our operations to risks which may have a material adverse effect. Additionally, hosting providers may be subject to curtailment of power supplies or other restrictive regulation at the discretion of applicable regulators, which is beyond our control and that of the hosting provider.

The limited history of the decentralized financial system and the susceptibility of cryptocurrency exchanges to fraud and failure could adversely affect our business and the value of our Bitcoin holdings.

Compared to traditional and existing centralized financial systems, the Bitcoin financial system is relatively new and has a limited history. Online cryptocurrency exchanges and trades therein operate with comparatively little regulation and are particularly susceptible to platform failures and fraudulent activities, which may have an adverse effect on the underlying prices of cryptocurrencies. As a result, we may now or in the future have investments in certain cryptocurrency platforms that become insolvent. In fact, many of the largest online cryptocurrency exchanges have been compromised by hackers. Considering these and other factors, traditional banks and other banking institutions may limit or refuse the provision of banking services to businesses that supply cryptocurrencies as payment and may refuse to accept money derived from cryptocurrency-related businesses. This may make the establishment and management of bank accounts held by companies operating in the industry difficult or impossible. We have experienced and may in the future experience such banking challenges, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin we earn or otherwise acquire or hold for our own account.

The Company’s Bitcoin holdings could subject the Company to regulatory scrutiny and potential restrictions on future transactions.

The characteristics of Bitcoin have been, and may in the future continue to be, exploited to facilitate illegal activity such as fraud, money laundering, tax evasion, and ransomware scams. Furthermore, the exchanges on which Bitcoin trades are relatively new and, in most cases, largely unregulated and may therefore be more exposed to fraud and failure than established, regulated exchanges for other assets. Such circumstances may result in a reduction in the price of Bitcoin and can adversely affect our business, financial condition, and results of operations.

Bitcoin and the exchanges on which Bitcoin trades are relatively new and, in most cases, largely unregulated. Certain characteristics, including the speed with which Bitcoin transactions can be conducted, the ability to conduct transactions without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, the irreversible nature of certain Bitcoin transactions, and encryption technology that anonymizes these transactions make Bitcoin, and digital currencies generally, particularly susceptible to use in illegal activity such as fraud, money laundering, tax evasion, and ransomware scams. Furthermore, many Bitcoin exchanges do not typically provide the public with significant information regarding their ownership structure, management teams, corporate practices, or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, Bitcoin exchanges, including prominent exchanges handling a significant portion of the volume of Bitcoin trading.

Regulators are increasingly focused on the use of digital assets in illicit activities, such as money laundering and sanctions violations. While we maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and to acquire Bitcoin only from regulated entities, if we are found to have unknowingly transacted with bad actors that have used Bitcoin to launder money or persons subject to sanctions, we could face regulatory proceedings and may be prohibited or restricted from engaging in further transactions or dealings in Bitcoin. Furthermore, negative perception, a lack of stability in the broader Bitcoin markets, and the closure or temporary shutdown of Bitcoin exchanges due to fraud, business failure, hackers, malware, or government-mandated regulation may reduce confidence in Bitcoin and result in greater volatility in the prices of Bitcoin. A number of Bitcoin exchanges have been closed due to fraud, failure, or security breaches. In many of these instances, the customers of such Bitcoin exchanges were not compensated or made whole for the partial or complete losses of their account balances in such Bitcoin exchanges. To the extent investors view our Common Shares as linked to the value of our Bitcoin holdings, such a negative perception of Bitcoin exchanges could have a material adverse effect on the price of our Common Shares.

It may be illegal now, or in the future, to acquire, own, hold, sell, or use Bitcoin or other digital assets, participate in blockchains or utilize similar digital assets in one or more countries.

Although currently digital assets generally are not regulated or are lightly regulated in most countries, countries such as China have taken harsh regulatory action to curb the use of digital assets and may continue to take regulatory action in the future that could severely restrict the right to acquire, own, hold, sell, or use these digital assets or to exchange them for fiat currency. For example, in 2021 China instituted a blanket ban on all digital asset Mining and transactions, including overseas digital asset exchange services taking place in China, effectively making all digital asset-related activities illegal in China. In certain nations, it is illegal to accept payment in Bitcoin or other digital assets for consumer transactions, and banking institutions are barred from accepting deposits of Bitcoin. Such restrictions may adversely affect us as the large-scale use of Bitcoin as a means of exchange is presently confined to certain regions globally. Such circumstances could have a material adverse effect on our business, financial condition, and results of operations and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account, ultimately harming investors.

If a malicious actor or botnet obtains control of a majority of the processing power active on any digital asset network, including the Bitcoin network, the blockchain may be manipulated in a manner that adversely affects an investment in the Company.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to Mining on any digital asset network, including the Bitcoin network, it may be able to alter the blockchain by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. In such alternate blocks, the malicious actor or botnet could control, exclude, or modify the ordering of transactions, though it could not generate new digital assets or transactions using such control. Using alternate blocks, the malicious actor could “double-spend” its own digital assets (i.e., spend the same digital assets in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintains control. To the extent that such malicious actor or botnet did not yield its control of the processing power on the Bitcoin or other network, or the Bitcoin or other community did not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible.

Miners ceasing operations would reduce the collective processing power on the Bitcoin network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to the Bitcoin blockchain until the next scheduled adjustment in difficulty for block solutions). If a reduction in processing power occurs, the Bitcoin network may be more vulnerable to a malicious actor obtaining control in excess of 50% of the processing power on the Bitcoin network. Although there are no known reports of malicious activity or control of the Bitcoin blockchain achieved through controlling over 50% of the processing power on the network, it is believed that certain Mining Pools may have exceeded, and could exceed, the 50% threshold. The possible crossing of the 50% threshold indicates a greater risk in that a single Mining Pool could exert authority over the validation of Bitcoin transactions. To the extent that the Bitcoin or other digital asset ecosystems, including developers and administrators of Mining Pools, do not act to ensure greater decentralization of Bitcoin or other digital asset Mining processing power, the feasibility of a malicious actor obtaining control of the processing power on the Bitcoin or other network will increase, which may adversely impact our business, financial condition, and results of operations.

Forks in the Bitcoin network may occur in the future, which may affect the value of Bitcoin held by the Company.

Contributors can propose refinements or improvements to the Bitcoin network’s source code that alter the protocols and software that govern the Bitcoin network and the properties of Bitcoin, including the irreversibility of transactions and limitations on the Mining of new Bitcoin. This is known as a “fork.” In the event a developer or group of developers proposes modifications to the Bitcoin network that are not accepted by a majority of miners and users, but that are nonetheless accepted by a substantial plurality of miners and users, two or more competing and incompatible blockchain implementations could result running in parallel, yet lacking interchangeability and necessitating exchange-type transactions to convert currencies between the two forks. This is known as a “hard fork.”

The value of Bitcoin after the creation of a fork is subject to many factors, including the value of the fork product, market reaction to the creation of the fork product, and the occurrence of additional forks in the future. It may be unclear following a fork which fork represents the original asset and which is the new asset. If we hold Bitcoin at the time of a hard fork into two digital assets, industry standards would dictate that we would be expected to hold an equivalent amount of the old and new assets following the fork. However, we may not be able, or it may not be practical, to secure or realize the economic benefit of the new asset for various reasons. For instance, we may determine that there is no safe or practical way to custody the new asset, that trying to do so may pose an unacceptable risk to our holdings in the old asset, or that the costs of taking possession and/or maintaining ownership of the new digital asset exceed the benefits of owning the new digital asset. Additionally, laws, regulation, or other factors may prevent us from benefiting from the new asset even if there is a safe and practical way to custody and secure the new asset. As such, we may not be able to realize the economic benefit of a fork, either immediately or ever, which could adversely affect the value of the Bitcoin we hold as well as our business, financial condition, and results of operations.

Fraud or failure of Bitcoin exchanges, custodians, and other trading venues could adversely impact Bitcoin prices and our business, financial condition, and results of operations.

Bitcoin market prices depend, directly or indirectly, on the prices set on exchanges and other trading venues. As compared to traditional securities, derivatives and currency exchanges, cryptocurrency exchanges, custodians and other trading venues are relatively new and, in most cases, largely unregulated, which may make them more susceptible to fraud and failure. The fraud and failure of several cryptocurrency platforms and other actors in the industry, including recent and ongoing bankruptcies of several large cryptocurrency exchanges in the second half of 2022 and into early 2023 (namely, FTX Trading Ltd., Celsius Network LLC, BlockFi, Voyager Digital Ltd., Three Arrows Capital, and Genesis Global Holdco LLC), as well as additional market disruptions and bankruptcies in 2024 and 2025, have impacted and may continue to impact the broader cryptocurrency ecosystem, including Bitfarms. In response to these and other recent events, digital asset markets, including the market for Bitcoin specifically, have experienced extreme price volatility, reduced liquidity, and increased uncertainty. Several other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in digital asset markets and in Bitcoin. These events have also negatively impacted the liquidity of the digital asset markets and, in turn, the market price of shares of companies in the Bitcoin industry, including us, as certain entities affiliated with bankrupt or distressed cryptocurrency exchanges and trading venues have engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these or similar events, digital asset prices (including the price of Bitcoin) may continue to experience significant volatility and confidence in the digital asset markets may be further undermined. These and similar events are ongoing and may occur with respect to other participants in the digital asset ecosystem in the future, and it is not possible to predict at this time all of the risks that such events may pose to us, our service providers, the other third parties with which we do business, or the digital asset industry as a whole. Although we have no direct exposure to any of the above-mentioned cryptocurrency companies (other than BlockFi prior to our repayment of indebtedness under our equipment financing arrangement with BlockFi, as discussed in this Annual Report) nor any material assets that may not be recovered or may otherwise be lost or misappropriated due to the bankruptcies, the failure or insolvency of large exchanges may cause the price of Bitcoin to fall and decrease confidence in the larger ecosystem, which could adversely affect an investment in us. Such market volatility has had a material and adverse effect on our results of operations and financial condition, and we expect our results of operations to continue to be affected by the price of Bitcoin as the results of our operations are significantly tied to the price of Bitcoin.

These and similar events have had, and, in the future, may have, an adverse impact on the profitability of our Bitcoin Mining operations and our financial condition and results of operations.

To the extent that cryptocurrency exchanges or other trading venues are involved in fraud or experience security failures or other operational issues in the future, Bitcoin prices could be suddenly and adversely impacted. Furthermore, fraud or failure of the current and future custodians of our Bitcoin or exchanges can result in a direct loss of our Bitcoin and fiat currency assets, which loss may not be recoverable by us, whether under any insurance policies it has in place or otherwise.

Increases in cryptocurrency Network Difficulty and global computing power could reduce our Mining revenues and adversely affect our results of operations and financial condition.

Network Difficulty is a measure of how difficult it is to solve the cryptographic hash that is required to validate a block of transactions and earn a cryptocurrency reward from Mining. As Mining companies produce more hashrate and the Bitcoin network hashrate is increased, the Bitcoin Network Difficulty is adjusted upwards by requiring more hashrate to be deployed to solve a block. Thus, Mining companies are further incentivized to grow their hashrate to maintain or improve their chance of earning new Bitcoin rewards. In theory, these dual processes should continually replicate themselves until the supply of available Bitcoin is exhausted. In response, Mining companies have attempted to achieve greater hashrate by deploying increasingly sophisticated, powerful and expensive Miners in ever greater quantities. If the price of Bitcoin is not sufficiently high to allow us to fund our desired hashrate growth, including through new Miner acquisitions, and if we are otherwise unable to access additional capital to acquire Miners, our hashrate may stagnate and fall behind our competitors, potentially resulting in a decline in our revenues, which would have a material adverse effect on our results of operations and financial condition.

Additionally, the open-source structure of the Bitcoin network protocol means the developers to the protocol are typically not directly compensated for their contributions in maintaining and developing the protocol. Failure to properly monitor and upgrade the Bitcoin network protocol could damage the Bitcoin network and could have a material adverse effect on our business, financial position and results of operations, and could cause the market value of our Common Shares to decline.

Bitcoin transactions are irreversible, and erroneous or compromised transfers could result in permanent losses that adversely affect our business.

Bitcoin transactions are irreversible. Improper or compromised transfers are also generally irreversible and irrevocable. Such errors may be the result of computer or human error despite internal controls we have adopted to mitigate this risk. To the extent that we are unable to seek a corrective transaction with the third party or are incapable of identifying the third party that has received our Bitcoin through error or theft, we will be unable to revert or otherwise recover incorrectly transferred Bitcoin. We may also be unable to convert or recover Bitcoin transferred to uncontrolled accounts.

The use of Bitcoin to, among other things, buy and sell goods and services and complete other transactions is part of a new and rapidly evolving industry that employs digital assets based upon a computer generated mathematical and/or cryptographic protocol. The growth of this industry in general, and the use of Bitcoin in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may adversely affect our operations. The factors affecting the further development of the industry, include, but are not limited to:

●	Continued worldwide growth in the adoption and use of Bitcoin;

●	Governmental and quasi-governmental regulation of Bitcoin and its use, or restrictions on or regulation of access to and operation of the network or similar cryptocurrency systems;

●	Changes in consumer demographics and public tastes and preferences;

●	The maintenance and development of the open-source software protocol of the network;

●	The availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

●	General economic conditions and the regulatory environment relating to digital assets; and

Negative consumer sentiment and perception of Bitcoin specifically and cryptocurrencies generally.

Risks Related to Intellectual Property, Information Technology, Data Security and Privacy

Cybersecurity threats and hacking attacks could compromise our systems and data, resulting in material adverse effects on our business, financial condition, and results of operations.

Threats to network and data security are increasingly diverse and sophisticated, and security breaches, computer malware and computer hacking attacks have been an increasing concern and could be enhanced or facilitated by AI. Despite our efforts and processes in place to prevent them, our computer servers and systems may be vulnerable to cybersecurity risks, including denial-of-service attacks, physical or electronic break-ins, employee theft or misuse and similar disruptions from unauthorized tampering. As techniques used to breach security change frequently and are generally not recognized until launched against a target, we may not be able to promptly detect that a cyber breach has occurred, implement security measures in a timely manner or, when implemented, we may not be able to determine the extent to which these measures could be circumvented. Recent developments in the cyber threat landscape include the use of AI and machine learning, as well as an increased number of cyber extortion and ransomware attacks, with the potential for higher ransom demand amounts and increasing sophistication and variety of ransomware techniques and methodology.

Further, any adoption of AI by us or by third parties may pose new security challenges. A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate the proprietary or sensitive information of us or employees, or cause interruptions or malfunctions in our operations. Such a compromise could be particularly harmful to our brand and reputation. We also may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by cyber breaches in our physical or virtual security systems. Any breaches that may occur in the future could expose us to increased risk of lawsuits, regulatory penalties, loss of potential customers, damage relating to loss of proprietary information, harm to our reputation, and increases in security costs, which could have a material adverse effect on our business, financial condition, and results of operations. The cybersecurity regulatory landscape continues to evolve and compliance with the proposed reporting requirements could further complicate our ability to resolve cyber-attacks. Comprehensive cyber risk coverage may be limited in availability, and even when implemented, may not fully cover all potential losses associated with cyber incidents.

We will take measures to protect us and our Bitcoin from unauthorized access, damage or theft; however, it is possible that our security systems may not prevent improper access to, or damage or theft of, our Bitcoin holdings. A security breach could harm our reputation or result in the loss of some or all of our Bitcoin. A resulting perception that our measures do not adequately protect our Bitcoin holdings could result in a loss of current or potential shareholders, reducing demand for our Common Shares and causing our shares to decrease in value.

Server or Internet failures could interrupt our operations and cause us significant economic harm.

At any time, the servers, central processing units, GPUs, networking equipment, or other critical computing infrastructure utilized by us could experience a severe malfunction and/or collapse. Although we will work to reduce this risk by employing a team of experts with many years of experience in building and managing data centers as well as a hardware team that focuses, among other things, on Miner repair and the daily evaluation of the technical condition of the Bitcoin data centers and HPC data centers that we operate, including through software (developed by our management) that facilitates, among other things, control, management and reporting of malfunctions in real time or any server crashes or failures, even if quickly addressed, such malfunctions may interrupt our operations and cause us significant economic harm.

Our HPC data centers will rely on the continuous and reliable operation of high-density computing equipment, advanced cooling systems, and power distribution infrastructure. A failure of any of these systems could result in downtime that impairs our ability to meet the service level commitments in our future lease agreements with HPC data center tenants, which could give rise to financial penalties, service credits, early lease terminations, claims for damages, lost revenue, and reputational harm that could adversely affect our ability to attract and retain tenants. In addition, Internet disruptions or failures may adversely affect the Mining and use of cryptocurrencies, including Bitcoin, as well as our HPC data center operations. Generally, cryptocurrencies and our business of Mining Bitcoin are dependent upon the Internet. A significant disruption or failure of Internet connectivity, including of our backup Internet connection, could disrupt the network operations of Bitcoin until the disruption is resolved and have an adverse effect on the price of Bitcoin and our ability to mine Bitcoin. Our HPC data centers will likely require continuous, high-speed, and low-latency Internet and fiber connectivity to support the compute workloads of our tenants. We expect to depend on third-party fiber network providers to deliver this connectivity, and we may have limited control over the reliability, redundancy, or restoration timelines of such third-party networks. Any significant disruption or degradation of fiber connectivity or Internet service to our HPC data centers—whether caused by fiber cuts, equipment failures, cyberattacks, natural disasters, or other events—could impair our tenants’ operations and our ability to satisfy the uptime and performance commitments in our lease agreements. Such disruptions could result in service level penalties, lost revenue, tenant claims for damages, early lease terminations, and reputational damage, any of which could have a material adverse effect on our business, financial condition, and results of operations.

Any potential use of emerging technologies like AI, machine learning and generative AI could lead to unintended consequences and result in reputational harm and litigation.

We continue to evaluate emerging technologies like AI, machine learning and generative AI for incorporation into our business. State and federal regulations relating to these emerging technologies are quickly evolving, and should we adopt such technologies, we may require significant resources to maintain our business practices while seeking to comply with U.S. laws. Any failure to accurately identify and address our responsibilities and liabilities in this new environment could negatively affect any solutions we develop that incorporate such technologies and could subject us to reputational harm, regulatory action or litigation, any of which may harm our financial condition and operating results. These same risks apply to our use of third-party service providers who are implementing these tools into the products or services they provide to us.

We are currently making considerable investments in our information technology systems and processes. Difficulties from or disruptions to these efforts may interrupt our normal operations and adversely affect our business and results of operations.

We have been making considerable investments in our information technology systems and processes and expect such investment to continue for the foreseeable future in support of our Bitcoin Mining operations and our expansion into HPC hosting and colocation. These continuing investments and upgrades include the implementation of new tools and technologies to further streamline and automate processes, including with respect to procurement, and to support our compliance with evolving U.S. GAAP. These investments and upgrades and may take longer to complete and cost more than originally planned. As a result of our continued work on these projects, we may experience difficulties with our systems and business disruptions. Any such difficulties or disruptions may adversely affect our business and results of operations.

Risks Related to our Corporate Structure and Organization

Our compliance and risk management methods might not be effective and may result in outcomes that could adversely affect our reputation, operating results, and financial condition.

Our ability to comply with applicable complex and evolving laws, regulations, and rules is largely dependent on the maintenance of our compliance, audit, and reporting systems, as well as our ability to attract and retain qualified compliance and other risk management personnel. While we devote significant resources to develop policies and procedures to identify, monitor and manage our risks, we cannot assure you that our policies and procedures will always be effective against all types of risks, including unidentified or unanticipated risks, or that we will always be successful in monitoring or evaluating the risks to which we are or may be exposed in all market environments.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

We are exposed to fluctuations in currency exchange rates which could negatively affect our financial condition and results of operations. In particular, exchange rate fluctuations may affect the costs that we incur in our operations. Bitcoin are generally sold in U.S. dollars and a portion of our costs are incurred in Canadian dollars. The appreciation of non-U.S. dollar currencies against the U.S. dollar could increase the cost of Mining in U.S. dollar terms. Furthermore, we intend to operate HPC data centers in both the U.S. and Canada, and such operations will generate revenue in the currency of the data center location. In addition, we hold cash balances in both U.S. dollars and Canadian dollars, the values of which are impacted by fluctuations in currency exchange rates.

Our business could be negatively impacted by unsolicited investor interest, takeover proposals, shareholder activism or proxy contests.

We could be negatively impacted by unsolicited investor interest, takeover proposals, shareholder activism, or proxy contests . In the future, similar actions taken by third parties, including unsolicited takeover proposals, the initiation of proxy contests, and litigation by adverse parties, could disrupt our business, distract management from efforts to improve the business, cause us to incur substantial additional expenses, create perceived uncertainties as to our future direction, and result in significant fluctuations in the price of our Common Shares, all of which could harm our business and materially and adversely affect our results of operations.

In addition, anti-takeover provisions in our governing documents and under applicable law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and directors, and depress the market price of our common stock. These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management, even if such changes may be considered beneficial by some stockholders.

Furthermore, we may become subject to shareholder litigation, class actions, or other legal proceedings in connection with such events, which may divert management’s attention and resources from the operation of the business and result in substantial costs and damages.

We have in the past identified and remediated material weaknesses in our internal control over financial reporting, and our failure to maintain effective internal controls could adversely affect our financial reporting and the price of our Common Shares.

Under National Instrument 52-109 Certification of Disclosure in Issuers’ Annual and Interim Filings and Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), we are required to document and test our internal control procedures and prepare annual management assessments of the effectiveness of our internal control over financial reporting. Our assessments must include disclosure of identified material weaknesses in our internal control over financial reporting. The existence of one or more material weaknesses could affect the accuracy and timing of our financial reporting. Testing and maintaining internal control over financial reporting involves significant costs and could divert management’s attention from other matters that are important to our business. Additionally, we may not be successful in remediating any deficiencies that may be identified.

Management identified a material weakness in the effectiveness of our internal controls over financial reporting for each of the years ended December 31, 2021, 2022, 2023, and 2024, which was remediated in 2025, related to controls over accounting for complex transactions. For more information, including a description of the remediation efforts that were required to address the identified material weakness, refer to Item 9A, “Controls and Procedures” section in this Annual Report. We cannot assure investors that the measures we have taken or, in the future, will take will in fact be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or that such measures will prevent or avoid potential future material weaknesses, and our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, additional weaknesses in our internal control over financial reporting may be discovered in the future.

If we identify and are unable to remediate any future material weaknesses and otherwise implement and maintain effective internal control over financial reporting, there may be material misstatements in our consolidated financial statements, we may be unable to comply with our reporting obligations on a timely basis, or we may fail to prevent or detect fraud. In any such case, the price of the Common Shares could be negatively impacted, and we could be unable to raise additional capital on terms acceptable to management or at all. The lack of effective internal controls could thus materially adversely affect our financial condition and ability to implement our business plan.

Even if we were to conclude in the future that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP, because of its inherent limitations, internal control over financial reporting may not prevent or detect all instances of fraud or misstatements. Regardless of how well designed and operated a control system may be, it can only provide reasonable, not absolute, safeguards with respect to the reliability of financial reporting and financial statement preparation.

Requirements associated with being a public company in the United States and Canada require significant company resources and management attention.

As a public company, we are subject to certain reporting requirements of the Exchange Act, Canadian securities laws and other rules and regulations of the SEC, Nasdaq and the TSX. We are also subject to various other regulatory requirements, including the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act. These rules require, among other things, the maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting, changes in corporate governance practices, among many other complex rules that are often difficult to monitor and maintain compliance with. Our management and other personnel will need to devote a substantial amount of time to ensure compliance with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to fines, sanctions, litigation, being delisted and/or other regulatory action, among other potential problems. We have prepared our consolidated financial statements in accordance with U.S. GAAP, as opposed to IFRS Accounting Standards. Such conversion and modifications incurred additional one-time costs to present certain of our historic financial statements in accordance with U.S. GAAP retrospectively.

The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We have hired or intend to hire additional accounting, finance, compliance and other personnel or engage external consultants in connection with our efforts to comply with the requirements of being a public company. These requirements increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it increasingly more difficult and more expensive for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it increasingly more difficult for us to attract and retain qualified persons to serve on the Board and committees of the Board, or as executive officers.

These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We are currently subject to securities class action litigation and may be subject to similar or other litigation in the future, which may divert management’s attention.

On May 9, 2025, a purported shareholder filed a putative class action complaint in the United States District Court for the Eastern District of New York, in a case titled Olympio v. Bitfarms Ltd., Benjamin Gagnon, Jeffrey Lucas, and Geoff Morphy, case no 1:25-cv-02630, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder. The lawsuit alleges that we, our current Chief Executive Officer, our former Chief Financial Officer and our former Chief Executive Officer made materially false and/or misleading statements regarding our business, operations and internal controls over financial reporting (refer to Item 3. “Legal Proceedings”). We cannot predict the duration or outcome of this lawsuit at this time. As a result, we are unable to estimate the reasonably possible loss arising from this lawsuit. We are vigorously defending ourselves in this matter. The claims in this lawsuit arise from circumstances related to the restatement described in previous filings, and any adverse outcome could compound the costs and other adverse effects of the Restatement on our business, financial condition and the price of our Common Shares.

There may be additional suits or proceedings brought against us in the future. Monitoring and defending against legal actions, whether or not meritorious, consumes time and resources from our management and detracts from our ability to fully focus our internal resources on our business activities. The duration of legal actions cannot be predicted, and they are subject to several factors outside of our control. In addition, we may incur substantial legal fees and other costs in connection with litigation and there can be no guarantee that we achieve a successful outcome in any legal actions in which it is involved, in whole or in part. We have not at this time established any reserves for any potential liability relating to these lawsuits. It is possible that we could, in the future, incur judgment or enter into settlement of claims for monetary damages. A decision adverse to our interests in this lawsuit (or any future lawsuits, whether related or not) could result in the payment of substantial damages and could have a material adverse effect on our business, results of operations and financial condition. In addition, the uncertainty of the currently pending lawsuit could lead to volatility in the price of our Common Shares.

Risks Related to the Company’s Capital Needs and Capital Strategy

We may require additional capital in the future, and there can be no assurance that financing will be available on acceptable terms, which could result in dilution to existing shareholders.

As of December 31, 2025, we had cash of $573.5 million, compared to $59.5 million as of December 31, 2024. In November 2025, we received approximately $568.9 million of net proceeds from the issuance of the Convertible Notes and the purchase of capped call transactions. We expect to continue to depend upon selling Bitcoin earned and in treasury and utilizing short-term debt, long-term debt and equity instruments to fund our ongoing expansion activities, operating expenses and debt service requirements. Further, we expect that we will need to raise additional capital in the future to fund development, more rapid expansion, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities, and we may seek to do so through public or private financing, strategic relationships or other arrangements. Our ability to secure any required financing will depend in part upon prevailing capital market conditions and business success. There can be no assurance that we will be successful in our efforts to secure any additional financing on terms satisfactory to Management or at all. Even if such funding is available, we cannot predict the size of future issues of Common Shares or securities convertible into Common Shares or the effect, if any, that future issues and sales of Common Shares will have on the price of our Common Shares.

If we raise additional capital through the issuance of equity securities, the percentage ownership of our existing shareholders may be reduced, and such existing shareholders may experience additional dilution in net book value per share. Any such newly-issued equity securities may also have rights, preferences or privileges senior to those of the holders of the Common Shares. If additional funds are raised through the incurrence of indebtedness, such indebtedness may involve restrictive covenants that impair our ability of to pursue our growth strategy and other aspects of our business plan, expose us to greater interest rate risk and volatility, require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital and capital expenditures, increase our vulnerability to general adverse economic and industry conditions, place us at a competitive disadvantage compared to our competitors that have less debt, limit our ability to borrow additional funds, and otherwise subject us to the risks discussed herein. In connection with any such future capital raising transaction, whether involving the issuance of equity securities or the incurrence of indebtedness, we may be required to accept terms that restrict our ability to raise additional capital for a period of time, which may limit or prevent us from raising capital at times when it would otherwise be opportunistic to do so.

If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our business, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and operating results.

Our hedging activities may not be effective and could result in significant losses that adversely affect our results of operations and financial condition.

We may actively engage in hedging practices with respect to our Bitcoin holdings to lessen the impact of Bitcoin volatility on our results of operations and financial condition and to optimize Bitcoin monetization. Such practices may include selling short- and long-dated call options on Bitcoin held in treasury and on anticipated future Bitcoin production. Although we undertake hedging activities with the objective of risk mitigation, there can be no certainty that such activities will be profitable, and these activities could result in significant losses. In particular, such option strategies may cap the upside potential of our Bitcoin holdings in a rising market, and realized or unrealized losses on derivative positions could have a material adverse effect on our results of operations.

In addition, hedging practices involve transactions with third parties. Any settlement delay or failure, security breach, incurred cost or loss of digital assets associated with the use of a counterparty could materially and adversely affect the execution of hedging strategies and result in significant losses. Although we maintain rigorous controls on the implementation and monitoring of hedging strategies, including our involvement with counterparties, there can be no assurance that such controls will be effective or timely or sufficient in operation to avoid or even reduce losses.

Such hedging transactions may also limit the opportunity for gain if the values of the portfolio investments should increase. Moreover, it may not be possible to hedge against a particular fluctuation that is so generally anticipated by the markets that a hedging transaction at an acceptable price is unavailable. In light of these and other factors, we may not be successful in mitigating our exposure to volatile economic conditions through any hedging transactions it undertakes.

Adverse global financial conditions and market volatility could affect our ability to obtain financing and may result in declines in our asset values and Common Share price.

Global financial conditions over the last few years have been characterized by volatility, which has contributed to the bankruptcy of several financial institutions in the United States or the rescue thereof by governmental authorities. The continuation of such adverse economic conditions and other related factors may affect our ability to obtain equity or debt financing in the future on terms favorable to us, or at all, and may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. If such levels of volatility and market turmoil continue, our financial condition may suffer and the price of our Common Shares may be adversely affected.

Common Shares issuable upon conversion of the Convertible Notes may dilute the ownership interest of our shareholders or may adversely affect the market price of our Common Shares.

The conversion of the Convertible Notes may dilute the ownership interests of our shareholders. Upon conversion of the Convertible Notes, we will generally have the right to elect to settle conversions by paying or delivering, as applicable, cash, Common Shares or a combination of cash and Common Shares. If we elect to settle our conversion obligation in Common Shares or a combination of cash and Common Shares, any sales in the public market of our Common Shares issuable upon such conversion could adversely affect prevailing market prices of our Common Shares. Also, the existence of the Convertible Notes may encourage short selling by market participants as a result of hedging or arbitrage trading activity that we expect certain investors in the Convertible Notes engage in, or anticipated conversion of the Convertible Notes into our Common Shares could depress the price of our Common Shares.

The capped call transactions may affect the value of the Convertible Notes and the market price of our Common Shares.

In connection with the issuance of the Convertible Notes, we entered into privately negotiated capped call transactions with certain financial institutions (collectively, the “option counterparties”). The capped call transactions are generally expected to reduce the potential economic dilution upon any conversion of the Convertible Notes or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Notes, with such reduction or offset subject to a cap.

In connection with establishing their initial hedges of the capped call transactions, the option counterparties entered into various derivative transactions with respect to our Common Shares and/or purchased shares of our Common Shares concurrently with, or shortly after, the pricing of the Convertible Notes. They may modify their hedge positions by entering into or unwinding various derivatives with respect to our Common Shares and/or purchasing or selling shares of our Common Shares or other securities of ours in secondary market transactions prior to the maturity of the Convertible Notes, and they are likely to do so during any “observation period” related to a conversion of Convertible Notes or, to the extent we exercise the relevant election under the capped call transactions, following any repurchase or redemption of the Convertible Notes, as described in the Indenture, dated as of October 21, 2025, by and among us, Computershare Trust Company, N.A., as trustee and Computershare Trust Company of Canada, as Canadian co-trustee. This activity could also cause or avoid an increase or a decrease in the market price of our Common Shares or the Convertible Notes.

We are subject to counterparty risk with respect to the capped call transactions.

The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions and could adversely affect the option counterparties’ performance under the capped call transactions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our Common Shares. In addition, upon a default by an option counterparty, we may suffer more dilution, the effect of which would not be compensated for, than we currently anticipate with respect to our Common Shares. We can provide no assurance as to the financial stability or viability of the option counterparties.

Risks Related to Regulatory Matters

Regulatory developments surrounding HPC and AI may negatively impact our efforts to expand into HPC Infrastructure.

The regulatory landscape surrounding HPC, AI and Bitcoin Mining operations is evolving rapidly, and we anticipate increased scrutiny and potential regulation in the near and long term. These developments may affect our business and operations in ways that are difficult to predict.

There are growing concerns about the ethical implications and potential misuse of the growing AI technologies and the AI landscape is facing challenges and uncertainties. The development of more advanced AI systems, such as large language models and generative AI, has raised concerns about potential misuse, bias, and the displacement of human workers. Governments and regulatory bodies are considering measures to ensure responsible development and deployment of AI systems, including guidelines for transparency, accountability, and fairness. In recent years, crypto Mining has received increased attention from regulators with respect to technical and financial aspects of this industry. We expect that regulatory efforts in this area will continue to evolve and potentially affect our business.

As a company operating at the intersection of HPC, AI, and Bitcoin Mining, we are committed to maintaining a proactive and adaptive approach to regulatory compliance. We continue to monitor legislative and regulatory developments closely and engage in dialogue with relevant stakeholders to ensure our business practices align with the evolving legal and regulatory framework. However, there can be no assurance that our business will not be adversely impacted by future developments.

We are required to obtain, and to comply with, government permits and approvals.

We are required to obtain, and to comply with, numerous permits and licenses from federal, state and local governmental agencies. The process of obtaining and renewing necessary permits and licenses can be lengthy and complex and can sometimes result in the establishment of conditions that make the project or activity for which the permit or license was sought unprofitable or otherwise unattractive. In addition, such permits or licenses may be subject to denial, revocation or modification under various circumstances. Failure to timely obtain or comply with the conditions of permits or licenses, or failure to comply with applicable laws or regulations, may result in the delay or temporary suspension of our operations and electricity sales or the curtailment of our delivery of electricity to our customers and may subject us to penalties and other sanctions. Although various regulators routinely renew existing permits and licenses, renewal of our existing permits or licenses could be denied or jeopardized by various factors, including, among others: (i) failure to provide adequate financial assurance for closure, (ii) failure to comply with environmental, health and safety laws and regulations or permit conditions, (iii) local community, political or other opposition and (iv) executive, legislative or regulatory action.

Our inability to procure and comply with the permits and licenses required for our operations, or the cost to us of such procurement or compliance, could have a material adverse effect on us. In addition, new environmental legislation or regulations, if enacted, or changed interpretations of existing laws, may cause activities at our facilities to need to be changed to avoid violating applicable laws and regulations or elicit claims that historical activities at our facilities violated applicable laws and regulations. In addition to the possible imposition of fines in the case of any such violations, we may be required to undertake significant capital investments and obtain additional operating permits or licenses, which could have a material adverse effect on us.

Land reclamation requirements may be burdensome and expensive.

We operate in partnership with local environmental authorities to reclaim coal refuse piles. Reclamation may include requirements to control dispersion of potentially deleterious effluents, treat ground and surface water to drinking water standards and reasonably re-establish pre-disturbance landforms and vegetation. To carry out reclamation obligations, we must allocate financial resources that might otherwise be spent on implementing our business plan. If the costs associated with our reclamation work are higher than anticipated, our financial position could be adversely affected.

The combustion of coal refuse at our Scrubgrass and Panther Creek power generating facilities is subject to environmental, safety and energy transition risks that could result in significant liabilities and adversely impact our business, financial condition and results of operations.

Our operations and use of coal refuse as feedstock at our power generating facilities, including the combustion, storage, and transportation of coal refuse, present a series of environmental and human health and safety risks. Such risks, including the accidental release of coal refuse and other materials into the environment, among others, may not be fully avoidable and could cause us to incur significant clean-up costs and liabilities. We may not be able to recover some or any of these costs from insurance. Our combustion of coal refuse is also subject to stringent federal, state and local laws and regulations governing air and water quality, hazardous and solid waste disposal and other environmental matters. Compliance with these requirements requires significant expenditures for the installation, maintenance and operation of pollution control equipment, monitoring systems and other equipment or facilities. Any policy initiatives or directives, either at the federal or state level, limiting our ability to use coal refuse as feedstock at our Scrubgrass and Panther Creek power generating facilities could adversely impact our operations and potentially reduce the extent of our business, any of which could have a material adverse effect on our business, results of operations and financial condition.

The availability and cost of emission allowances due to the cost of coal refuse could adversely impact our costs of operations.

We are required to maintain, through either allocations or purchases, sufficient emission allowances for sulfur dioxide, CO2 and NOx to support our operations in the ordinary course of operating our power generation facilities. These allowances are used to meet the obligations imposed on us by various applicable environmental laws. If our operational needs require more than our allocated allowances, we may be forced to purchase such allowances on the open market, which could be costly. If we are unable to maintain sufficient emission allowances to match our operational needs, we may have to curtail our operations so as not to exceed our available emission allowances or install costly new emission controls. As we use the emission allowances that we have purchased on the open market, costs associated with such purchases will be recognized as operating expense. If such allowances are available for purchase, but only at significantly higher prices, the purchase of such allowances could materially increase our costs of operations in the affected markets.

Natural or man-made events may cause power production to fall below expectations.

Our electricity generation depends upon our ability to maintain the working order of our coal refuse power generation facility. A natural or man-made disaster, severe weather such as snow and ice storms, or accident could impede our ability to access the coal refuse that is necessary for our plant to operate, damage our transmission line preventing us from distributing power to the PJM grid and our Miners or require us to shut down our plant or related equipment, services and facilities. To the extent we experience a prolonged interruption at our plant or a transmission outage due to natural or man- made events, our electricity generation levels could materially decrease. We may also incur significant repair and clean-up costs associated with these events. The effect of the failure of the plant to operate as planned as described above could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to operate the power generation facility as planned, which may increase our expenses and decrease our revenues and have an adverse effect on our financial performance.

Our operation of the power generation facility, information technology systems and other assets and conduct of other activities subjects us to a variety of risks, including the breakdown or failure of equipment, plant downtimes and related maintenance costs, accidents, security breaches, viruses or outages affecting information technology systems, labor disputes, obsolescence, delivery/transportation problems and disruptions of fuel supply and performance below expected levels. These events may impact our ability to conduct our businesses efficiently and lead to increased or unexpected costs, expenses or losses. Planned and unplanned outages at our power generation facilities may require us to purchase power at then-current market prices to satisfy our commitments or, alternatively, pay penalties and damages for failure to satisfy them. Having to purchase power at then-market rates could also have a negative impact on the cost structure of certain of our compute power operations dedicated to Mining.

Although we maintain customary insurance coverage for certain of these risks, no assurance can be given that such insurance coverage will be sufficient to compensate us fully in the event losses occur and no assurance can be given that such insurance coverage will be maintained.

Risks Related to Certain Regulations and Laws, Including Tax Laws

Political uncertainty in the U.S. and internationally could adversely affect the broader cryptocurrency industry and our business, financial condition, and results of operation.

In the last several years, the United States and certain European countries have experienced political events that have cast uncertainty on global financial and economic markets. Since the 2016 United States presidential election, for example, the United States has withdrawn from the Trans-Pacific Partnership and Congress has passed sweeping tax reform, which, among other things, reduced United States corporate tax rates. In the past, the United States administration has also taken action with respect to reduction of regulation. Trends such as these may affect the relative competitiveness of and impose additional costs or liabilities on other jurisdictions, including Canada. It is unclear exactly what other actions may be proposed or implemented by the new United States administration, and if implemented, how such actions may impact the broader cryptocurrency industry. Any actions taken by the current United States administration may have a negative impact on the Canadian economy and on the businesses, financial conditions and results of operations of companies operating in the cryptocurrency industry, including us. While we believe that the current political climate in Canada and the United States is generally favorable towards cryptocurrency Mining, it is impossible to predict how future changes in domestic and international policy may impact us specifically and the industry as a whole.

Our interactions with a blockchain may expose us to specially designated nationals (“SDN”) or blocked persons and new legislation or regulation could adversely impact our business or the market for digital assets.

We are required to comply with sanctions programs administered by the Office of Financial Assets Control (“OFAC”) of the U.S. Department of Treasury and may be required to comply with similar sanctions programs maintained by other jurisdictions. We are generally prohibited from conducting business with persons named on its SDN list or other sanctioned persons. However, because of the pseudonymous nature of blockchain transactions, we cannot exclude the possibility that we could inadvertently engage in transactions with persons on the SDN list or other sanctioned persons. Our policies prohibit any transactions with sanctioned persons, and we take commercially reasonable steps to avoid such transactions, but we may not always be able to accurately determine the ultimate identity of the individual with whom we transact in Bitcoin. Moreover, there is a risk that some bad actors will continue to attempt to use digital assets, including Bitcoin, as a potential means of avoiding federally imposed sanctions.

We are unable to predict the nature or extent of new and proposed legislation and regulation affecting the digital asset industry, or the potential impact of the use of Bitcoin or other digital assets by sanctioned persons, which could have material adverse effects on our business, financial condition, and results of operations and our industry more broadly. Further, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties as a result of any enforcement actions, all of which could harm our business, financial condition, and results of operations.

We are unable to predict the nature or extent of new and proposed legislation and regulation affecting the digital asset industry, or the potential impact of the use of Bitcoin or other digital assets by SDN or other blocked or sanctioned persons, which could have material adverse effects on our business, financial condition, and results of operations and our industry more broadly. Further, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties as a result of any enforcement actions, all of which could harm our business, financial condition, and results of operations.

Violations of the U.S. Foreign Corrupt Practices Act and similar anti-bribery legislation could have a material adverse effect on our reputation, business, and financial condition.

The Foreign Corrupt Practices Act (United States), the Corruption of Foreign Public Officials Act (Canada) and anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantages. We have policies in place that mandate compliance with applicable anti-bribery laws, which laws, if violated, provide for the levy of substantial penalties against offending parties.

We use our best efforts to prevent the occurrence of bribery and corruption and have policies and procedures in place to minimize such risks, including enforcement of policies against giving or accepting money or gifts; namely our Code of Business Conduct and Ethics, Anti-Bribery and Anti-Corruption Policy and Whistleblower Policy. There can be no assurance, however, that our policies and procedures will always protect us from reckless or other inappropriate acts contrary to our policies committed by our affiliates, employees, agents or companies acquired by or merged with us. Any allegations of non-compliance with anti-bribery laws could subject us to whistleblower complaints, adverse media coverage, investigations, enforcement actions, fines, damages, significant administrative, civil and/or criminal sanctions, collateral consequences, remedial measures, and legal expenses, all of which could materially and adversely affect our business, prospects, financial condition and results of operations, as well as our reputation. Responding to any investigation or action could result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Changes in tax laws or unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

We are subject to income taxes in various jurisdictions in the United States and Canada and may become subject to taxation in additional jurisdictions as we expand our business. Our effective tax rate could be adversely affected in the future by several factors, including changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations or their interpretations and application, changes in the geographic mix of our earnings, and the outcome of income tax audits in any of the jurisdictions in which we operate or are otherwise subject to tax.

A significant change in U.S. or Canadian tax laws and regulations may materially and adversely impact our income tax liability, provision for income taxes, and effective tax rate. We regularly assess these matters to determine the adequacy of our income tax provision, which is subject to significant judgment.

In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the outcome of income tax audits and related litigation could be materially different than what is reflected in our historical income tax provisions and accruals. There can be no assurance that the resolution of any audits or litigation will not have an adverse effect on business, financial condition, and results of operations.

Changes in tax credits related to coal refuse power generation could have a material adverse effect on our business, financial condition, results of operations and future development efforts.

The profitability of our operations at Scrubgrass and Panther Creek depends, in part, on the continued availability of state renewable energy tax credits offered by the Commonwealth of Pennsylvania, US through programs such as the one established under The Alternative Energy Portfolio Standards Act of 2004 or the Coal Refuse Energy and Reclamation Tax Credit Program established by Act 84 of July 13, 2016. These tax credit programs could be changed or eliminated as a result of state budget considerations or otherwise. Reduction or elimination of such credits could materially and adversely harm our business, financial condition, results of operations and future development efforts.

Our business is subject to substantial energy regulation and may be adversely affected by legislative or regulatory changes, as well as liability under, or any future inability to comply with existing or future energy regulations or requirements.

Our business is subject to extensive U.S. federal, state and local laws. Compliance with, or changes to, the requirements under these legal and regulatory regimes may cause us to incur significant additional costs or adversely impact our ability to compete on favorable terms with competitors. Failure to comply with such requirements could result in the shutdown of a non-complying facility, the imposition of liens, fines, and/or civil or criminal liability and/or costly litigation before the agencies and/or in state of federal court.

The regulatory environment has undergone significant changes in the last several years due to load growth and to state and federal policies affecting wholesale competition and the creation of incentives for the addition of large amounts of new generation and transmission to meet that load growth and maintain grid reliability. Increasing new and projected load growth includes actual and announced additions of large data centers in the region in which we operate—PJM—to meet growing AI usage needs. These changes are ongoing, and we cannot predict the future design of the wholesale power markets or the ultimate effect that the changing regulatory environment will have on our business. In addition, in some of these markets, interested parties have proposed material market design changes, including the elimination of a single clearing price mechanism, as well as proposals to reinstate the vertically-integrated-monopoly model of utility ownership or to require divestiture by generating companies to reduce their market share. If competitive restructuring of the electric power markets is reversed, discontinued, delayed, or materially altered, our business prospects and financial results could be negatively impacted.

We are subject to extensive environmental regulation, and failure to comply with environmental laws or changes in such laws could result in significant liabilities and have a material adverse effect on our business.

We are subject to extensive environmental regulation by governmental authorities, including the U.S. and Canadian federal, state, and provincial environmental agencies and attorneys general. Our operations may be subject to foreign, federal, state, provincial, and local laws and regulations related to air and water quality, hazardous and solid waste disposal, and other environmental matters. We may incur significant additional costs beyond those currently contemplated to comply with these regulatory requirements. If we fail to comply with these regulatory requirements, we could be forced to reduce or discontinue operations or become subject to administrative, civil, or criminal liabilities and fines. Existing environmental regulations could be revised or reinterpreted, new laws and regulations could be adopted or become applicable to us or our facilities, and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions, all of which could result in significant additional costs beyond those currently contemplated to comply with existing requirements. Any of the foregoing could have a material adverse effect on our business.

The threat of climate change continues to attract considerable attention in the United States and foreign countries and, as a result, our operations are subject to regulatory, political, litigation and financial risks associated with the use of fossil fuels, including coal refuse, and emission of GHGs. New or amended legislation, executive actions, regulations or other regulatory initiatives pertaining to GHG emissions and climate change could result in the imposition of more stringent standards and could result in increased compliance costs or costs of operations.

Failure to comply with such requirements could result in the shutdown of a non-complying facility, the imposition of liens, fines, and/or civil or criminal liability and/or costly litigation before the agencies and/or in state of federal court. Additionally, political, financial and litigation risks may result in us restricting, delaying or canceling the extent of our business activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing the ability to continue to operate in an economic manner. The regulatory environment has undergone significant changes in the last several years due to state and federal policies affecting wholesale competition and the creation of incentives for the addition of large amounts of new renewable generation and, in some cases, transmission. Fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternative energy sources (such as Pennsylvania’s Tier I Alternative Energy Sources, including solar photovoltaic energy, wind power, and low-impact hydropower) that do not generally have the adverse environmental impact or regulatory scrutiny associated with the combustion of coal or other fossil fuels could also reduce demand for coal refuse power generation facility activities. The occurrence of one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, cryptocurrency Mining has become subject to increased scrutiny regarding its energy consumption and impact on global emissions. In the future, the EPA or other regulatory authorities may propose and finalize additional regulatory actions that may adversely affect our facilities, including our Scrubgrass and Panther Creek power generation facilities, or our ability to cost-effectively develop any new generation facilities.

Various environmental activist groups and non-governmental organizations have also lobbied for emissions and energy use monitoring and reporting requirements for cryptocurrency Mining companies or even more extensive regulation of the cryptocurrency Mining sector. These efforts have the potential to lead to increased regulatory burdens on our Mining operations and cause us reputational harm by highlighting cryptocurrency Mining’s impact, however proportionate or disproportionate compared to other economic sectors, on global emissions. We are unable to predict whether currently proposed legislation or regulatory initiatives will be implemented, but any action by the jurisdictions in which we operate to restrict, limit, condition, or otherwise regulate our power production or crypto asset Mining operations, as part of a climate change or energy transition policy initiative or otherwise, could adversely affect our business, financial condition, and results of operations.

We operate in a complex and rapidly evolving energy regulatory environment, and we are subject to a wide range of laws and regulations enacted by U.S. federal, state, and local governments, governmental agencies, and regulatory authorities.

We operate in a complex and rapidly evolving energy regulatory environment, and we are subject to a wide range of laws and regulations enacted by U.S. federal, state, and local governments, governmental agencies, and regulatory authorities. From a federal energy regulatory perspective, these include PURPA, the Federal Power Act (FPA), and the Public Utility Holding Company Act (PUHCA), in each case as administered by the Federal Energy Regulatory Commission (FERC). We are also subject to compliance with requirements imposed by PJM under its tariff, which may also be enforced by FERC. As a result, our business is subject to substantial energy regulation and may be adversely affected by legislative or regulatory changes, as well as liability under, or any future inability to comply with, existing or future energy regulations or requirements.

We are subject to the jurisdiction of FERC because, through Scrubgrass and Panther Creek, we own and operate FERC-jurisdictional facilities that make wholesale sales of energy in interstate commerce. However, because these facilities are QFs under PURPA, they are exempt from a number of provisions of the FPA applicable to FERC’s traditional utility regulatory jurisdiction, as long as we satisfy the requirements to maintain QF status. We expect to continue to satisfy these requirements.

The energy regulatory environment has undergone significant changes in the last several years due to load growth and to state and federal policies affecting wholesale competition and the creation of incentives for the addition of large amounts of new generation and transmission to meet that load growth and maintain grid reliability. Increasing new and projected load growth includes actual and announced additions of large data centers in the principal region in which we operate—PJM—to meet the growing HPC and AI compute needs. These changes are ongoing, and we cannot predict the future design of the wholesale power markets or the ultimate effect that the changing regulatory environment will have on our business. In addition, in some of these markets, interested parties have proposed material market design changes, including the elimination of a single clearing price mechanism, as well as proposals to reinstate the vertically-integrated-monopoly model of utility ownership or to require divestiture by generating companies to reduce their market share. If competitive restructuring of the electric power markets is reversed, discontinued, delayed, or materially altered, our business prospects and financial results could be negatively impacted

Increasing scrutiny of our ESG practices and the impacts of climate change could increase our operating costs, divert management attention from our strategic goals, and adversely affect our business.

Companies across many industries, including Bitcoin Mining and digital infrastructure, are facing scrutiny related to their environmental, social, and governance (“ESG”) practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the environmental and community impacts of their investments. Enhanced public awareness and concern regarding environmental risks, including global climate change, may result in increased public scrutiny of our business. As a result, our management’s time and energy may be diverted from executing on our strategic goals towards responding to such scrutiny and further advancing our ESG practices, which may not necessarily enhance the value of our Common Shares or positively impact shareholder return.

In addition, the impacts of climate change may affect the availability and cost of materials, natural resources and sources and supplies of energy, which may increase the cost of our operations. Changes in U.S. federal policy, including actions by the current administration signaling a shift away from supporting renewable energy, could result in fewer renewable energy projects being constructed and lead to increases in electricity prices, which may adversely affect our energy costs and the availability of renewable power for our operations. Other factors which may impact our profitability include, but are not limited to, fluctuating demand for Bitcoin and other cryptocurrencies, insurance and other operating costs, and damage incurred as a result of extreme weather events. New environmental laws, regulations or industry standards may be adopted with little or no notice to us and may impose significant operational restrictions and compliance requirements on our operations. The cost of compliance with changes in government regulations has the potential to reduce the profitability of our operations or cause delays in the development of new digital infrastructure projects.

If we are classified as a passive foreign investment company, United States holders of our shares may suffer adverse tax consequences.

Generally, if prior to the U.S. Redomiciliation, in any taxable year 75% or more of our gross income is passive income, or at least 50% of the average quarterly value of our assets are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes. We do not believe we were a PFIC for 2025 and do not expect to be a PFIC for 2026. However, PFIC status is determined annually, and whether we will be a PFIC for any future taxable year is uncertain. Moreover, the application of the PFIC rules to cryptocurrency such as bitcoin and transactions related thereto is subject to uncertainty. Accordingly, there can be no assurance that Bitfarms will not be classified as a PFIC for any taxable year. If we are characterized as a PFIC, United States holders of our shares who hold our shares before the U.S. Redomiciliation may suffer adverse tax consequences, including the treatment of gains realized on the sale of our shares as ordinary income, rather than as capital gain, the loss of the preferential income tax rate applicable to dividends received on our shares by individuals who are United States holders, and the addition of interest charges to the tax on such gains and certain distributions. A United States shareholder of a PFIC generally may mitigate these adverse U.S. federal income tax consequences by making a Qualified Electing Fund (“QEF”) election, or, to a lesser extent, a mark-to-market election. We do not intend to provide the information necessary for United States shareholders to make a QEF election if we are classified as a PFIC for any year.

Risks Related to Ownership of Our Common Shares

The profitability of our operations has been and will continue to be significantly affected by the high volatility of Bitcoin prices, which could adversely affect our financial condition and the trading price of our Common Shares.

The profitability of our operations has been and will continue to be significantly affected by changes in the spot price of Bitcoin. Bitcoin prices in particular are highly volatile, fluctuating due to numerous factors beyond our control, including speculation and incomplete information, rapidly changing investor sentiment, changes in technology, regulatory changes, fraudulent or malicious actors, media coverage of Bitcoin, inflation, and political or economic events, as well as market acceptance and demand for Bitcoin. The market price of one Bitcoin, in our principal market, ranged from approximately $87,000 to $126,000 during the year ended December 31, 2025. Although we may partially hedge our investment in Bitcoin, such hedging practices may not adequately protect us from Bitcoin’s price volatility and surrounding risks.

Currently, we do not use a formula or specific methodology to determine whether or when we will sell Bitcoin that we hold, or the number of Bitcoin we will sell. Rather, decisions to hold or sell Bitcoin are currently determined by management by analyzing forecasts and monitoring the market in real time. Such decisions, however well-informed, may result in untimely sales and even losses, adversely affecting an investment in us. Further, some of the business decisions (e.g., purchases of Miners and debt financing) we have made, and may in the future make, were or will be tied to the price of Bitcoin at the time of each of those decisions. If Bitcoin spot prices decline and remain at low market levels for a sustained period while Network Difficulty does not decrease proportionally, our results of operations and financial condition, as well as the trading price of our Common Shares, could be materially adversely affected.

Bitcoin and related Mining Equipment may be subject to momentum pricing, which is typically associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for anticipated future appreciation in value. Further, the price of Mining Equipment is often tied to the price of Bitcoin, influenced by factors such as Mining difficulty and the value of corresponding rewards. Bitcoin market prices are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. Momentum pricing may have resulted, and may continue to result, in speculation regarding future appreciation in the value of Bitcoin, inflating market prices and making those market prices more volatile. As a result, Bitcoin market prices may be more likely to fluctuate due to changing investor confidence in future appreciation (or depreciation) in their market prices, which could adversely affect the trading price of our Common Shares.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Specifically, the trading price of our Common Shares is, and, in the future, is likely to continue to be, highly correlated to the trading price of Bitcoin. Bitcoin Mining companies’ stock have shown volatility relative to Bitcoin. For example, the closing price of our Common Shares on Nasdaq as of December 31, 2025 was $2.35 and the closing price of Bitcoin was approximately $87,509 and, as of December 31, 2024, the closing price of our Common Shares was $1.49 and the closing price of Bitcoin was approximately $93,429.

Our operating results and financial condition have been and may continue to be adversely affected by declines in Bitcoin market prices, resulting in plans and obligations that we assess and likely will continue to reassess, particularly in light of potential general declines in Bitcoin market prices, to determine the practicality, profitability and timeline of such plans and commitments.

The market price of our Common Shares has fluctuated significantly and may continue to do so, which could result in substantial losses for shareholders.

The market price of our Common Shares fluctuates significantly in response to several factors, most of which we cannot control and many of which have not necessarily been related to our operating performance, underlying asset values or prospects. The market price of our Common Shares ranged from $0.68 to $6.47 on Nasdaq and CAD$0.98 to CAD$9.10 on the TSX from January 1, 2025, to December 31, 2025. Other factors that may impact the trading price of our Common Shares include, but are not limited to:

●	volatility in the price of Bitcoin;

●	actual or anticipated fluctuations in our results of operations and/or future prospects;

●	recommendations by securities research analysts;

●	changes in the economic performance or market valuations of companies in the industry in which we operate;

●	addition of or departure of our executive officers, directors, and/or other key personnel;

●	additional sales or perceived sales of our Common Shares;

●	operating and financial performance that vary from the expectations of management, securities analysts, and investors;

●	regulatory changes affecting the industries in which we operate generally and our business and operations;

●	announcements of developments and other material events by us or our competitors;

●	fluctuations to the costs of vital products and services used by us in our business;

●	changes in global financial markets, global economies, and/or general market conditions, such as interest rates;

●	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors;

●	litigation or regulatory action against us;

●	news reports, investor speculation, social media, chat rooms, and other methods of information dissemination concerning trends, concerns, technological, or competitive developments, regulatory matters, and other related issues in our industry or target markets;

●	the level of short interest in our share; and

●	current and future global economic, political, and social conditions.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been brought against that company. We may become the subject of such litigation in the future, which litigation may be expensive to defend and may divert Management’s attention and resources from the operation of our business.

In addition, we must comply with the continued listing requirements of Nasdaq, the TSX or any other securities exchange on which our securities are listed in the future to avoid our securities being delisted. A delisting from Nasdaq and/or the TSX would result in our Common Shares being eligible for quotation on the over-the-counter (“OTC”) market, which is generally considered to be a less efficient system than listing on a national exchange, such as Nasdaq and the TSX, because of the OTC’s lower trading volumes, transaction delays and reduced security analyst and news media coverage. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our Common Shares.

Future sales, or the perception of future sales, by our shareholders in the public market could cause the market price for our Common Shares to decline.

The sale of shares of our Common Shares in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Common Shares. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that it deems appropriate.

We do not intend to pay dividends on our Common Shares for the foreseeable future.

Because we do not currently intend to pay any dividends on our Common Shares for the foreseeable future, our shareholders will not be able to receive a return on their shares unless they sell them.

We currently intend to retain all available funds and any future earnings to fund the development, expansion and growth of our business and execute our strategic initiatives. As a result, we do not currently anticipate declaring or paying any cash dividends on our Common Shares in the near future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our business, financial condition, results of operations, cash requirements and availability, industry trends, and other factors that the Board may deem relevant. Any such decision also will be subject to compliance with contractual restrictions and covenants in the agreements governing our indebtedness. We may also incur additional indebtedness, the terms of which may further restrict or prevent us from paying dividends on our Common Shares. Unless we pay dividends, our shareholders will not be able to receive a return on their shares unless they sell them. There is no assurance that shareholders will be able to sell shares when desired. Our inability or decision not to pay dividends could also adversely affect the market price of our Common Shares.

Risks Related to the U.S. Redomiciliation

We may fail to realize the perceived benefits of the U.S. Redomiciliation, including as a result of our shares of not being included in a U.S. stock market index.

There can be no assurance that all of the anticipated benefits of the U.S. Redomiciliation will be achieved. Achieving the anticipated benefits of the U.S. Redomiciliation is subject to a number of risks and uncertainties, including factors that we do not and cannot control. In addition, if the perceived benefits of the U.S. Redomiciliation do not meet expectations of investors or securities analysts, the price of our Common Shares following completion of the U.S. Redomiciliation may decline.

We pursued the U.S. Redomiciliation because we believe that the U.S. Redomiciliation will be beneficial to our business and operations, our shareholders and other stakeholders over the long-term. We believe that the U.S. Redomiciliation will raise the profile and marketability of our capital stock in the United States through, among other things, the ability to attract deeper pools of passive investment capital in the United States, particularly if shares of our Common Shares are included in certain US stock market indices and other investment vehicles that only include securities of US-incorporated companies. However, following the U.S. Redomiciliation, when the Common Shares are removed from Canadian stock market indices and if shares of our Common Shares are not included in such U.S. stock market indices, this could result in increased selling pressure and/or decreased demand for our Common Shares that would increase stock price volatility or cause the market price of the shares of our Common Shares to fall. Initial inclusion and continued inclusion in a stock market index or fund is not guaranteed and is subject to numerous factors which can be applied subjectively by the entity managing the index or fund. If not listed on a designated stock exchange, there will also be an absence of certain tax benefits, such as the Company’s Common Shares being qualified investments for trusts governed by registered plans under the Canadian Tax Act. There are no assurances that we will be included in any US stock market indices or funds in a timely manner, or at all. Even if we are included in a US stock market index or fund, the entities managing such indices or funds may change their inclusion criteria, resulting in the future exclusion from such index or fund.

The success of the U.S. Redomiciliation will depend, in part, on our ability to realize the anticipated benefits associated with the U.S. Redomiciliation and associated reorganization of our corporate structure, and we may not be able to realize such benefits on a timely basis or at all.

The U.S. Redomiciliation may result in sales of shares of our Common Shares by certain retail and institutional shareholders or investment funds that are not permitted to hold shares of a U.S. company under their internal guidelines.

The U.S. Redomiciliation may result in sales of shares of our Common Shares by certain retail and institutional shareholders or investment funds (including Canadian-focused funds) that are not permitted to hold shares of a U.S. company under their internal guidelines or are limited in the size of any such investments. Such sales could result in increased selling pressure and/or decreased demand for our Common Shares, which could increase stock price volatility or cause the market price of the shares of our Common Shares to fall. As a result of the foregoing, certain of these investors may be required under their internal guidelines to sell their shares at times when, or at prices for which, they would otherwise not have sold. If an investor sells its shares at a time when the market price is lower than their cost basis in the shares, the investor will suffer a loss that could be significant to such investor.

The success of the U.S. Redomiciliation will depend, in part, on our ability of to realize the anticipated benefits associated with the U.S. Redomiciliation and associated reorganization of our corporate structure, and we may not be able to realize such benefits on a timely basis or at all.

We will incur non-recurring costs related to the U.S. Redomiciliation.

We have incurred and expect to incur a number of non-recurring costs associated with the U.S. Redomiciliation. There can be no assurance that the actual costs will not exceed those estimated and the actual completion of the U.S. Redomiciliation may result in additional and unforeseen expenses. In addition, we have incurred and will incur legal, accounting and other professional services fees and other costs related to the U.S. Redomiciliation. Most of these costs will be payable whether or not the U.S. Redomiciliation is completed. While it is expected that benefits of the U.S. Redomiciliation achieved by us will offset these transaction costs over time, this net benefit may not be achieved in the short-term or at all, particularly if the U.S. Redomiciliation is delayed or does not happen at all. In addition, we may incur increased compliance costs arising from complying with both the U.S. and Canadian ongoing reporting and disclosure regimes. These combined factors could adversely affect our business, operating profit and overall financial condition.

We have changed the financial reporting standards that we apply to our financial statements from IFRS Accounting Standards to U.S. GAAP and, as a result, some of our financial data derived from U.S. GAAP financial statements may not be easily comparable to historical financial results derived from historical IFRS financial statements.

Our financial statements included in this Annual Report on Form 10-K have been prepared in accordance with U.S. GAAP and will no longer be prepared under IFRS Accounting Standards as we previously did, and any changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters as a result of the application of U.S. GAAP instead of IFRS Accounting Standards could significantly affect our reported financial results or financial condition.

Our historical filings of consolidated interim period and full year financial statements were previously prepared in accordance with IFRS Accounting Standards and may not be comparable to financial statements prepared according to U.S. GAAP. Although generally similar in principle, U.S. GAAP includes specific disclosure requirements that are not explicitly required under IFRS Accounting Standards. Therefore, disclosures provided under IFRS Accounting Standards and U.S. GAAP may differ depending on the nature of the risks and uncertainties associated with the underlying transaction.

In addition, U.S. GAAP and related accounting pronouncements, implementation guidelines and interpretations are highly complex and involve many subjective assumptions, estimates and judgments, including with regard to a wide range of matters that are relevant to our business, including (but not limited to) revenue recognition, business combinations, impairment of property, plant and equipment, intangibles and goodwill, right-of-use assets, prepaid expenses and other assets, income taxes, liabilities and litigation. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported financial performance or financial condition in accordance with generally accepted accounting principles.

In connection with this transition, we have invested significant resources and time to convert historical financial statements prepared under IFRS Accounting Standards from prior fiscal years into U.S. GAAP financial statements. There are significant differences between U.S. GAAP and IFRS Accounting Standards, including differences related to intangible assets, capitalized development costs, lease accounting, income tax, treatment of warrants and other convertible securities. As a result, one may not be able to meaningfully compare our financial statements under U.S. GAAP with our historical financial statements previously provided under IFRS Accounting Standards.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. Cybersecurity risks are managed across the Company and its subsidiaries and are integrated into our overall enterprise risk management (“ERM”) framework.

We have developed and implemented a cybersecurity risk management program designed to protect the confidentiality, integrity, and availability of our information systems, data, and critical business processes. Our cybersecurity risk management program is integrated into our broader ERM program and shares common methodologies, reporting channels, and governance processes applicable to other legal, compliance, operational, and financial risks.

Our cybersecurity risk management program is informed by applicable laws and regulations and draws guidance from industry standards and best practices, including frameworks published by the National Institute of Standards and Technology (“NIST”). While we reference these frameworks to inform our approach, this does not imply that we meet any particular technical standard, specification, or certification.

Key elements of our cybersecurity risk management program include:

Risk Identification and Assessment. Periodic risk assessments designed to identify and evaluate cybersecurity risks that could affect our corporate information systems, cloud environments, data, third-party service providers, and business operations, including risks informed by threat intelligence and industry-specific threat activity.

Policies and Controls. Information security and cybersecurity policies that establish administrative, technical, and physical safeguards designed to protect systems and data, including access controls, monitoring, and incident response procedures.

Incident Response. A cybersecurity incident response policy that outlines procedures for detecting, analyzing, and responding to cybersecurity incidents, including escalation and internal reporting processes for incidents that may be significant or potentially material.

Third-Party Risk Management. A vendor risk management process designed to identify and assess cybersecurity risks associated with third-party service providers based on their criticality and risk profile, including contractual security requirements and ongoing monitoring, where appropriate.

Training and Awareness. Cybersecurity awareness training for employees and contractors with access to Company systems, intended to promote awareness of cybersecurity risks and individual responsibilities.

Use of External Experts. Engagement of external service providers, where appropriate, to assist with risk assessments, testing, monitoring, and other aspects of our cybersecurity program.

Despite these efforts, cybersecurity threats continue to evolve, and no security program can eliminate all risks. We have not identified any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For additional description of cybersecurity risks and potential related impacts on the Company, refer to the risk factor captioned “Cybersecurity threats and hacking attacks could compromise our systems and data, resulting in material adverse effects on our business, financial condition, and results of operations.” in Part I, Item 1A “Risk Factors.”

Cybersecurity Governance

Our Board has oversight responsibility for the management of risks facing the Company, including cybersecurity risks. The Board has delegated oversight of cybersecurity and information technology risks to the audit committee of the Board (the “Audit Committee”).

The Audit Committee receives periodic reports from management regarding cybersecurity risks, the status of our cybersecurity program, and significant developments. Management also provides updates to the Board or Audit Committee, as appropriate, regarding any cybersecurity incidents that are considered significant or potentially material.

Management is responsible for the day-to-day operation of our cybersecurity risk management program and for identifying, assessing, and managing material cybersecurity risks. Our cybersecurity program is led by our Vice President, Global Corporate IT, who has responsibility for information security and cybersecurity risk management across the organization and reports to executive management. Our Vice President, Global Corporate IT has over 13 years of experience in IT, including 8 years in software development and more than 5 years in roles with direct responsibility for cybersecurity governance, risk management, and compliance. He is supported by internal personnel and external cybersecurity service providers with experience in cybersecurity governance, risk management, and incident response.

We maintain a cross-functional incident response capability involving information technology, legal, finance, compliance, and communications personnel, which is activated as necessary in the event of a cybersecurity incident. Management assesses the severity and potential impact of cybersecurity incidents and escalates matters to executive management and the Board, as appropriate, including for materiality and disclosure considerations. We consult with external advisors, including legal counsel, as appropriate.

Item 2. Properties.

The following table summarizes our principal owned and leased properties as of March 27, 2026. These sites are used to host our HPC data centers.

Location	Energized Capacity	Property Information
Canada
Farnham, Québec, Canada	10 MW	Leased
Saint-Hyacinthe, Québec, Canada	15 MW	Leased
Cowansville, Québec, Canada	17 MW	Leased
Baie-Comeau, Québec, Canada	22 MW	Leased
Magog, Québec, Canada	10 MW	Leased
Bunker, Sherbrooke, Québec, Canada	48 MW	Leased
Leger, Sherbrooke, Québec, Canada	30 MW	Leased
Garlock, Sherbrooke, Québec, Canada	18 MW	Leased
United States
Sharon, Pennsylvania, United States	30 MW	Leased/Owned(1)
Panther Creek, Pennsylvania, United States	60 MW	Owned
Scrubgrass, Pennsylvania, United States	63 MW	Owned
Moses Lake, Washington, United States	18 MW	Owned

(1)	In October 2025, the Company acquired the property it was leasing in Sharon, Pennsylvania, from the landlord for a total consideration of $38.7 million consisting of $5.0 million in cash and $33.7 million worth of the Company’s shares as at the date of the close. This resulted in the issuance of 8,500,000 shares of the Company to the seller. Following the termination of the long-term lease agreement for the site, the Company anticipates average annual rent savings of $1.8 million for each of the remaining years

In addition, in January 2026, we entered into a lease for an approximately 9,000 square feet space in New York at Equitable Life Building, 120 Broadway, Suite 1075, New York, NY, 10004 that we intend to use as our corporate headquarters post U.S. Redomiciliation. We maintain offices in New York City (New York, U.S.), Toronto (Ontario, Canada), Brossard (Québec, Canada) and Pittsburgh (Pennsylvania, U.S.). We established our New York City office in 2025 as part of our U.S. Redomiciliation efforts and institutional positioning, and this office will be our principal executive office upon our U.S. Redomiciliation.

We believe our existing facilities are sufficient for our current needs. In the future, we may reassess our existing facilities or add new facilities as we further expand our operations. We believe suitable space will be available on commercially reasonable terms to meet our future needs.

Item 3. Legal Proceedings.

For a description of our material pending legal proceedings, refer to Note 27 - Commitments and Contingencies included in our notes to our consolidated financial statements included elsewhere in this Annual Report, which is incorporated herein by reference.

We are not presently a party to any other legal or regulatory proceedings that, in the opinion of our management based on information currently available, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial condition, or results of operations. However, we are subject to regulatory oversight by numerous federal, state, provincial, local, and other regulators and we are, and we may become, subject to various legal proceedings, inquiries, investigations, and demand letters that arise in the course of our business, any of which may result in judgments, settlements, fines, penalties, injunctions or other relief. Such matters are subject to many uncertainties and outcomes that are not predictable.

Item 4. Mine Safety Disclosures.

None.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

The Common Shares are listed on the Nasdaq and the TSX (in each case under the symbol “BITF”). Upon completion of the U.S. Redomiciliation, the Keel Common Stock is expected to begin trading on Nasdaq and the TSX under the ticker “KEEL” two business days following completion of the U.S. Redomiciliation, subject to fulfilling all of the listing requirements of Nasdaq and the TSX, respectively.

(b) Holders

As of March 27, 2026, based on information provided to us by our transfer agent, there were 60 holders of record of Common Shares. This number is not representative of the number of beneficial holders of our Common Shares nor are they representative of where such beneficial holders reside, since many of such shares are held of record by brokers or other nominees. We do not have knowledge of the identities of the beneficial owners of Common Shares registered through intermediaries.

(c) Dividends

We have not declared or paid any dividends to our shareholders. We intend to retain earnings for general corporate purposes to promote future growth; as such, our Board does not anticipate paying any dividends at this time. Our Board will review this policy from time-to-time, having regard to our financial condition, financing requirements and other relevant factors.

(e) Performance Graph

The following chart compares the cumulative total shareholder return (TSR) of $100 invested in our Common Shares (BITF) with the cumulative TSR of the NASDAQ Composite Index, RUSSELL 3000 and the equally-weighted average return of our self-constructed Peer Group for the period from December 31, 2020 to December 31, 2025.

Our self-constructed Peer Group Index consists of the members of our December 31, 2025 peer group with available publicly traded market data as of and subsequent to, December 31, 2020, and consist of: Applied Digital Corporation (APLD), Bitdeer Technologies Group (BDTR), Cipher Mining Inc (CIFR), CleanSpark Inc (CLSK), Core Scientific Inc (CORZ), DigitalOcean Holdings Inc (DOCN), Fastly Inc (FSLY), Galaxy Digital (GLXY), Hive Digital Technologies Ltd (HIVE), Hut 8 Corp (HUT), Iren Limited (IREN), Marathon Digital Holdings Inc (MARA), Riot Platforms Inc (RIOT), TeraWulf Inc (WULF) and WhiteFiber Inc (WYFI).

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Recent Sales of Unregistered Sales

Convertible Senior Notes

In October 2025, we issued $588.0 million aggregate principal amount of Convertible Senior Notes (the “Convertible Notes”), which included the full exercise of the purchasers’ option to purchase up to an additional $88.0 million aggregate amount of Convertible Notes. The Convertible Notes were issued in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act and outside of the United States pursuant to Regulation S under the Securities Act. The Convertible Notes are unsecured, bear interest at 1.375% per annum payable semi-annually and mature on January 15, 2031.

Prior to October 15, 2030, the Convertible Notes may be converted only upon the occurrence of certain events. Thereafter, holders may convert their notes at any time until maturity. Upon conversion, we may settle the obligation in cash, Common Shares, or a combination of both, at its discretion. The initial conversion rate is 145.6876 Common Shares per $1,000 principal amount (equivalent to a conversion price of approximately $6.86 per share), representing a 30% premium over the $5.28 reference price (the last reported sale price per Common Share of Bitfarms on Nasdaq on October 16, 2025), subject to adjustments upon the occurrence of certain events.

The Convertible Notes are not redeemable prior to October 20, 2028, except in the event of certain changes in Canadian tax law. After that date, we may redeem the Convertible Notes, in whole or in part, for cash if the market price of its Common Shares exceeds 130% of the conversion price for a specified period. In the event of a fundamental change, holders may require us to repurchase their notes for cash.

Net proceeds from the offering were approximately $568.9 million.

Macquarie Warrants

In April 2025, we entered into an agreement for a credit facility up to $300.0 million from Macquarie for HPC development at the Panther Creek campus and drew down the initial tranche of $50.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 of this Annual Report. In connection with that new facility, we issued 5,330,946 warrants to Macquarie in a private placement under Section 4(a)(2) of the Securities Act. The warrants are convertible for a fixed number of Common Shares at an exercise price of $1.17.

In October 2025, we amended the facility to, among other things, limit the borrowers and guarantors under the credit facility’s loan agreement to certain subsidiaries holding Panther Creek project-specific assets and drew an additional $50.0 million. In connection with the amendment, we issued 2,197,127 warrants to Macquarie in a private placement under Section 4(a)(2) of the Securities Act. The warrants are convertible for a fixed number of Common Shares at an exercise price of $5.69.

We repaid these amounts in February 2026 to avoid negative carry and balance sheet complexity, given the amount of cash on our balance sheet to fund near-term development.

Use of Proceeds from Registered Offerings

2024 At-the-Market Offering

On March 8, 2024, we entered into an at-the-market offering agreement (the “ATM Agreement”) with H.C. Wainwright & Co. (“HCW”) as agent, pursuant to which we established an at-the-market equity program (the “ATM Program”). Pursuant to the ATM Program, the Company was able to, at its discretion and from time-to time during the term of the ATM Agreement, sell, through HCW, Common Shares for gross proceeds of up to $375,000,000 in accordance with the ATM Agreement. Pursuant to the ATM Program, from March 8, 2024 to July 24, 2024, the Company issued 109,323,321 Common Shares for gross proceeds of $248.1 million. On October 4, 2024, the Company filed an amended and restated prospectus supplement, pursuant to which it re-commenced the ATM Program. From October 4, 2024 to the conclusion of the ATM Program in October 2025, the Company issued 55,767,778 Common Shares for gross proceeds of $126.9 million. On October 7, 2025, the ATM Program was completed, as we issued a total of 165,091,099 Common Shares in exchange for gross proceeds of $375.0 million, receiving net proceeds of $363.2 million since the inception of the ATM Program. We used the proceeds from the ATM Program prudently to support the growth and development of our major Mining capital expenditure program, as well as for working capital and general corporate purposes.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

I. OVERVIEW

1. Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) for Bitfarms Ltd. (together with its subsidiaries, “we”, “our”, the “Company” or “Bitfarms”) should be read in conjunction with our audited annual consolidated financial statements and its accompanying notes for the year ended December 31, 2025 (the “Financial Statements”) included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual business, financial condition, and results of operations could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under “Item 1A. Risk Factors.” See also “Cautionary Statement Regarding Forward-Looking Statements.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Beginning with this Annual Report, we have transitioned from preparing our Financial Statements in accordance with International Financial Reporting Standards (“IFRS”), as issued by the International Accounting Standards Board (“IFRS Accounting Standards”), to accounting principles generally accepted in the United States of America (“U.S. GAAP”). All comparative figures in this MD&A have been adjusted to U.S. GAAP for consistency.

Our Financial Statements and this MD&A are reported in thousands of U.S. dollars and U.S. dollars, respectively, except where otherwise noted.

In this MD&A, the following terms shall have the following definitions:

Term	Definition
Q4 2025	Three months ended December 31, 2025
Q4 2024	Three months ended December 31, 2024
FY 2025	Twelve months ended December 31, 2025
FY 2024	Twelve months ended December 31, 2024
FY 2023	Twelve months ended December 31, 2023

I. OVERVIEW (Continued)

2. Company Overview

Bitfarms is a North American digital and energy infrastructure company that develops, owns and plans to operate data centers and energy infrastructure for high-performance computing (“HPC”) and artificial intelligence (“AI”) workloads. In 2025, we began a significant transformation in our corporate strategy, pivoting away from our historical focus on Bitcoin Mining operations in the Americas to concentrate on the United States HPC data center market. This strategic realignment was driven by several key factors, including growing demand for AI compute capacity across North America and the volatility and operational challenges associated with our Latin American jurisdictions. As a result of these strategic decisions and challenges, we classified certain of our Latin American assets as “held for sale” and their operations as discontinued operations. Despite our discontinued operations related to Latin America, we continue to maintain our legacy Bitcoin Mining operations in the U.S. and Canada, to help fund operations and development efforts.

Bitfarms was founded in 2017 and is publicly traded on the Nasdaq and TSX under the ticker symbol “BITF.” On or about April 1, 2026, we expect to complete our U.S. Redomiciliation process, pursuant to which shareholders of Bitfarms will exchange their shares for shares of a newly formed public company incorporated in the State of Delaware, Keel Infrastructure Corp. (“Keel”). On or about April 6, 2026, we expect to begin trading on the Nasdaq and TSX under the ticker symbol “KEEL”.

Our mission is to deliver the infrastructure and energy required to support HPC and AI workloads. We have a portfolio of assets (our “Infrastructure Assets”) that include owned and operated power generation facilities with collocated Bitcoin Mining data centers, established grid interconnections within the wholesale electricity market administered by PJM Interconnection, L.L.C. (“PJM”) in Pennsylvania, and 100% renewable hydroelectric capacity in Québec, Canada and Washington state. Our Infrastructure Assets represent a 2.2 GW power capacity pipeline, comprising 648 MW of secured capacity and 1,513 MW of planned capacity in development, located across our U.S. Sites and Québec Sites. Currently, our Infrastructure Assets are deployed to support our Bitcoin Mining activities. We are developing our Infrastructure Assets to support HPC data centers, and expect to continue such development in the coming years.

HPC Infrastructure is our primary growth area. We are developing data centers designed to support HPC and AI workloads, with the intention of leasing capacity to hyperscalers, cloud service providers, AI companies, and enterprises under long-term contracts. We expect these contracts to deliver higher cash flows per megawatt and greater revenue predictability than Bitcoin Mining. As of December 31, 2025, this growth area had not yet generated revenue.

I. OVERVIEW (Continued)

2. Company Overview (Continued)

As its historical core business, Bitfarms owns and operates data centers housing computers (referred to as “Miners”) designed for the purpose of validating transactions on the Bitcoin Blockchain (referred to as “Mining”). Bitfarms generally operates its Miners 24 hours per day to produce computational power used for hashing calculations (measured by hashrate) that Bitfarms sells to Mining Pool operators under a formula-driven rate commonly known in the industry as Full Pay Per Share (“FPPS”). Under FPPS, Mining Pool operators compensate Mining companies for their computational power used for hashing calculations, measured by hashrate, based on what the Mining Pool operator would expect to generate in revenue for a given time period if there was no randomness involved. The fee paid by a Mining Pool operator to Bitfarms for its computational power used for hashing calculations may be in cryptocurrency, U.S. dollar, or another currency. However, the fees are paid to Bitfarms on a daily basis in Bitcoin. Bitfarms accumulates the cryptocurrency and transaction fees it receives or exchanges them for U.S. dollar through reputable and established cryptocurrency trading platforms. As of December 31, 2025, Bitfarms operated 14.8 EH/s. Through 2024 and 2025, we upgraded our fleet to 85,442 new-generation ASIC miners (Bitmain T21, S21, S21 Pro, S21 Hydro, and S21+ models), reaching peak capacity of 19.5 EH/s and 19 w/TH efficiency in the first quarter of 2025 prior to the shutdown of our Argentina operations. We do not plan to invest incremental capital in expanding our hashrate and expect Mining to wind down progressively as sites are converted to HPC and AI workloads.

To support and accelerate the development of our HPC data center projects, we undertook several significant financing and operational initiatives.

As described in Note 3 to the Financial Statements, we acquired Stronghold Digital Mining, Inc. (“Stronghold”) on March 14, 2025 (the “Stronghold Transaction”). Through the acquisition of Stronghold, we now own and operate two refuse power generation facilities with a combined capacity of 473 MW. Both facilities qualify as an “Alternative Energy System” under Pennsylvania, U.S. law because Mining refuse is classified as a Tier II Alternative Energy Source (large-scale hydropower is also classified in this tier). We sell our electricity into the PJM Merchant Market under a professional services agreement with Customized Energy Solutions, Ltd. To support our co-located data centers, our primary fuel source at these facilities is waste which is provided by various third parties. We earn waste tax credits by utilizing refuse to generate electricity. We primarily consume the energy internally to support computational activities related to hashing calculations and sell any excess of energy we produce to the local energy supplier (the “Grid”).

In October 2025, we advanced our HPC infrastructure strategy by acquiring the Sharon property in Pennsylvania, United States, for $38.7 million and entered into a purchase commitment of $128.7 million, payable in the next 12 months, for the development and expansion of HPC data center projects with Vertiv, a large publicly-traded American multinational provider of critical infrastructure and services for data centers.

In October 2025, we raised $588.0 million through the issuance of Convertible Notes. In April 2025 we drew the initial tranche of $50.0 million of the Macquarie loan, and in October 2025, we borrowed $50.0 million through the conversion of our credit facility, with Macquarie Equipment Capital, Inc. (“Macquarie”). In February 2026, we fully repaid the $100.0 million Macquarie credit facility.

I. OVERVIEW (Continued)

3. Factors Affecting our Performance

Ability to Secure Low-Cost Electricity

HPC data centers and Bitcoin Mining consume extensive energy, including for both the Mining and cooling aspects of our operations. In particular, we believe the increasing difficulty of the network, driven by more miners and higher global hashrate, and the periodic halving adjustments of Bitcoin reward rates, as well as the global demand for HPC data centers for various use cases, and the need for reliability in such industry, will drive the increasing importance of access to power and cost effectiveness in HPC data centers and Bitcoin Mining over the long-term.

Certain governments and regulators are increasingly focused on the energy and environmental impact of data centers used for Bitcoin Mining and HPC data centers. This has led, and could lead, to new governmental measures regulating, restricting or prohibiting the use of electricity for Bitcoin Mining and HPC data center operations, or could result in increased power costs for these types of power consumers.

We currently maintain a portfolio of competitively priced electrical power. However, there is no guarantee that we will be able to negotiate additional power agreements on similar terms, or at all. The price we pay for electricity depends on numerous factors including sources of generation, regulatory environment, electricity market structure, commodity prices, transmission cost allocation, instantaneous supply/demand balances, counterparty consumption and procurement method. These factors may be subject to change over time and result in increased power costs. In addition, developments in the United States, including actions by the current U.S. administration, signal a policy shift away from supporting renewable energy which could result in fewer such projects being constructed and lead to increases in electricity prices as demand increases. There have also been legislative proposals and other legal developments targeting renewable energy and large electrical loads in certain states. Any reductions or modifications to, or the elimination of laws, programs or incentives that provide electricity to Bitcoin Mining companies or HPC data center operators or that support renewable energy, or the implementation of more arduous requirements for renewable energy projects, could potentially limit the availability of, and increase the costs we incur for, electricity, including renewable energy, in the United States.

Competitive Environment

We expect increasing global adoption of HPC and AI use cases as existing industries incorporate AI and other HPC-intensive processes and new industries emerge. We anticipate that the use of AI will expand to a broader set of enterprises that will utilize AI to drive internal efficiencies and implement AI into their products and services. As more non-AI-native organizations across a broader spectrum of industries run training and inference workloads on their own proprietary models, and as new industries with additional HPC and AI workload demands emerge, we believe we will be well-positioned to capture those workloads at our facilities. Our facilities are capable of handling these added workloads due to our utility relationships and power procurement capabilities, our Behind-the meter power generation experience, and experience with grid-management and flexible load operations, among other factors. Successful acquisitions of new customers will depend on our ability to provide sufficient, cost-competitive high-uptime supply for HPC and AI compute demands, demand from end-users of AI-enabled products and services, demand from end-users for HPC workloads, our overall pricing relative to competition, and the location and efficiency of our HPC infrastructure sites. If AI and other HPC-intensive use cases are not broadly adopted by enterprises to the extent we expect, or if new use cases do not emerge, our market opportunity may be smaller than we expect.

I. OVERVIEW (Continued)

3. Factors Affecting our Performance (Continued)

Competitive Environment (Continued)

We compete with a variety of Bitcoin Mining companies globally, including individual hobbyists, Mining Pools and public and private companies, as well as HPC data center operators including large and well-funded companies. We believe that, even if the price of Bitcoin decreases, the Bitcoin Mining market will continue to draw new Mining companies and increase the scale and sophistication of competition in the Bitcoin Mining industry, while the HPC Infrastructure sector continues to draw companies with significant resources to dedicate to growing their HPC data center business as well as expertise in the industry. Increasing competition generally results in an increase to the global hashrate, which in turn would generally lead to a reduction in the percentage share of the fixed Bitcoin network rewards that Bitcoin Mining companies, including Bitfarms, would earn, and may result in larger and more established HPC data center providers increasing their resource allocation and attention to the industry, which could make our ability to compete, including to attract and maintain customers, more difficult.

Expansion into HPC infrastructure services and other energy-intensive use cases

A key factor affecting our performance is our ability to expand into AI infrastructure services and other energy-intensive applications. We are leveraging our existing development and operational expertise to develop HPC data centers that support specialized workloads for enterprise and hyperscale customers and other next-generation, energy-intensive use cases. Success in this area depends on various factors, including our ability to secure and retain customers, manage capital efficiently, develop future sites, and compete effectively in emerging technology markets. While this expansion may increase operating and capital costs and expose us to execution and market risks, management believes our experience in power origination, development, and management in large-scale digital infrastructure development position us to capture long-term growth opportunities in the evolving AI sector and other next-generation, energy-intensive use cases.

Market Value of Bitcoin

We primarily derive our revenues from Bitcoin Mining. We earn Bitcoin in exchange for computational power used for hashing calculations from Mining Pool operators. We currently liquidate Bitcoin earned into fiat currencies such as U.S. dollar or Canadian dollar as needed. Because the compensation received from computational power used for hashing calculations is paid in Bitcoin, our operating and financial results are tied to fluctuations in the value of Bitcoin. In addition, positive or negative changes in the global hashrate impact Mining difficulty and therefore the quantity of Bitcoin earned from our computational power used for hashing calculations, and as a result, materially affect our revenue and margins.

In a declining Bitcoin price environment, the Bitcoin Mining protocol may provide a natural downside protection for low-cost Bitcoin Miners through an adjustment to the number of Bitcoin Mined. For example, when the Bitcoin price falls, the ability for higher cost Mining companies to pay their operating costs may be impacted, which in turn may lead over time to higher cost Mining companies switching off their operations (for example, if their marginal cost of power makes it unprofitable to continue Mining, they may exit the network). As a result, in such circumstances the global hashrate may fall, and remaining low-cost Mining companies may benefit from an increased percentage share of the fixed Bitcoin network rewards. Conversely, in a rising Bitcoin price environment, additional Mining-related equipment may be deployed by Mining companies, leading to increased global hashrate in the overall network.

I. OVERVIEW (Continued)

3. Factors Affecting our Performance (Continued)

Market Value Bitcoin (Continued)

While the total supply of Bitcoin is capped at 21 million, the price of Bitcoin fluctuates because of the dynamic nature of the market for Bitcoin. The market for Bitcoin is rapidly changing and subject to global regulatory, tax, political, environmental, cybersecurity, and market factors beyond our control. For a discussion of other factors that could lead to material adverse changes in the market value of Bitcoin, which could in turn result in substantial damage to or even the failure of our Bitcoin business, see “Item 1A. Risk Factors—Risks Related to Our Business and Operations.”

Furthermore, the rewards for each Bitcoin mined are subject to “halving” adjustments at predetermined intervals. At the inception of Bitcoin, the reward for Mining each block was set at 50 Bitcoin and this was cut in half to 25 Bitcoin on November 28, 2012 at block 210,000, cut in half to 12.5 Bitcoin on July 9, 2016 at block 420,000, cut in half to 6.25 Bitcoin on May 11, 2020 at block 630,000, and cut in half again to 3.125 Bitcoin on April 19, 2024 at block 840,000. The next two halving events for Bitcoin are expected to take place in 2028 at block 1,050,000 (when the reward will reduce to 1.5625 Bitcoin), and in 2032 at block 1,260,000 (when the reward will reduce to 0.78125 Bitcoin). As the rewards for each Bitcoin Mined reduce, the Bitcoin we earn relative to our hashrate capacity decreases. As a result, these adjustments have had, and are expected to continue to have, material effects on our operating and financial results.

Efficiency of Mining Machines and HPC and AI Hardware

As global Mining capacity increases, we would need to correspondingly increase our total hashrate capacity in order to maintain our proportionate share relative to the overall global hashrate to maintain the same amount of Bitcoin Mining revenue. Our Bitcoin Mining operations currently utilize the Bitmain S21 XP Miners, S21 Pro Miners, S21 Miners and T21 Miners. To remain cost competitive compared to other Mining industry participants, in addition to targeting cost effective sources of energy and operating efficient data center infrastructure, we would need to maintain an energy efficient Mining fleet, which would require capital outlays to purchase new Miners, so that we could make periodic upgrades to our existing Mining fleet.

As we plan to operate our facilities to support HPC and AI uses, our future performance and success will depend in part on our ability to access the latest generation of high-performance networking and storage equipment required to operate our HPC data centers.

From time-to-time, disruption in global supply chains may result in shortages of advanced Mining-related equipment and HPC and AI infrastructure components that meet our standards of quality and efficiency.

II. RESULT OF OPERATIONS

1. Production and Mining Operations1

Key Performance Indicators

In addition to our financial results and U.S. GAAP financial measures, we use certain key performance indicators to evaluate our business, identify trends, and make strategic decisions.

The following table presents our key performance indicators for the years ended December 31, 2025, 2024 and 2023:

	Years ended December 31,
	2025	2024	2023	2025 v. 2024	2024 v. 2023
				% Change	% Change
Total Bitcoin earned through Bitcoin Mining	2,008	1,992	4,074	1%	(51)%
Bitcoin received through hosting revenue[1]	46	—	—	100%	—%
Cost per kWh	$0.049	$0.047	$0.049	4%	(5)%
Average Watts/Average TH efficiency*	18	25	36	(28)%	(31)%
Installed Watts/TH efficiency	19	21	35	(10)%	(40)%

* Average Watts represents the average energy consumption of deployed Miners

Total Bitcoin earned

Total Bitcoin earned represents the aggregate number of Bitcoin received in exchange from its computational power used for hashing calculations during the period. This metric is a key indicator of our operational performance and Mining productivity, as it reflects uptime, fleet efficiency, network difficulty, and deployed hashrate.

During FY 2025, we earned 2,008 Bitcoin, compared to 1,992 Bitcoin earned during FY 2024, representing an increase of 1% from the previous year as a result of an increase in hashrate from our expansions and upgrades to our Miner fleet with higher efficiency Miners, partially offset by reduced Block Rewards following the April 2024 halving event and a 47% higher average Network Difficulty.

During FY 2024, we earned 1,992 Bitcoin compared to 4,074 Bitcoin earned during FY 2023, representing a decrease of 51% from the previous year as a result of reduced Block Rewards following the April 2024 halving event and a 68% increase in average Network Difficulty, partially offset by an increase in hashrate from our expansions and upgrades to our Miner fleet with higher efficiency Miners.

Cost per kWh

Cost per kWh represents the average electricity price incurred to power our Mining operations. This metric allows users to assess our operational energy efficiency. Power cost is a key driver of Mining profitability.

During FY 2025 the cost per kWh was $0.049 compared to $0.047 in FY 2024. The 4% increase is mainly due to higher cost of energy for the Panther Creek and Scrubgrass data centers.

During FY 2024 the cost per kWh was $0.047 compared to $0.049 in FY 2023. The 5% decrease is mainly due to lower cost in North American Bitcoin data centers.

[1]	Excluding discontinued operations in Rio Cuarto, Argentina, which have been abandoned due to the halting of the energy supply since May 12, 2025 and economic uncertainty in the region, and in Paso Pe, Paraguay, which met the criteria to be classified as held for sale as we make a strategic shift towards HPC/AI Infrastructure in North America.

II. RESULT OF OPERATIONS (Continued)

1. Production and Mining Operations1 (Continued)

Key Performance Indicators (Continued)

Average Watts/Average TH

Average watts/Average TH measures the energy efficiency of our active Mining fleet by calculating the average power consumption in watts required to generate one TH per second of computational capacity. Lower Watts/TH indicates greater fleet efficiency, which directly impacts operating costs and Mining margins.

We improved ending energy efficiency to 19 Watts/TH on December 31, 2025, compared to 21 Watts/TH on December 31, 2024, with our Mining fleet upgrades. This improvement resulted in a 18 average Watts/Average TH efficiency during FY 2025, compared to 25 average Watts/Average TH efficiency during FY 2024, representing an improvement of 28%.

We maintained our ending energy efficiency at 21 Watts/TH as of December 31, 2024, which is consistent with the energy efficiency as of December 31, 2023. Our Mining fleet upgrades resulted in a 25 average Watts/Average TH efficiency during FY 2024, compared to 36 average Watts/Average TH efficiency during FY 2023, representing an improvement of 31%.

The following table presents our key performance indicators as of December 31, 2025, 2024 and 2023:

	As of December 31,
	2025	2024	2023	2025 v. 2024	2024 v. 2023
				% Change	% Change
Current Energized Capacity (MW)	341	323	240	6%	35%
Secured Growth Capacity (MW)	430	70	10	514%	600%
Secured Gross Data Center Capacity (MW)*	648	393	250	65%	57%
Identified Additional Gross Data Center Capacity (MW)	1,513	—	—	100%	—%
Total Pipeline (MW)	2,161	393	250	450%	57%

* The current energized capacity at the Panther Creek and Scrubgrass site of 60 MW and 63 MW, respectively, are not under an energy service agreement. The capacity is therefore excluded from Secured Gross Data Center Capacity.

Current Energized Capacity

Current Energized Capacity represents the gross power capacity provided by utilities being used at our U.S. Sites and Québec Sites

Secured Growth Capacity

Secured Growth Capacity represents gross power capacity that is not currently available on site but for which the Company has executed an electric supply agreement with a utility, whereby the utility agrees to provide that power capacity at a specified future date.

[1]	Excluding discontinued operations in Rio Cuarto, Argentina, which have been abandoned due to the halting of the energy supply since May 12, 2025 and economic uncertainty in the region, and in Paso Pe, Paraguay, which met the criteria to be classified as held for sale as we make a strategic shift towards HPC/AI Infrastructure in North America.

II. RESULT OF OPERATIONS (Continued)

1. Production and Mining Operations1 (Continued)

Key Performance Indicators (Continued)

Secured Gross Data Center Capacity

Secured Gross Data Center Capacity represents the total amount of gross power capacity that is subject to electric supply agreements with utilities, including both power capacity currently available on site and power capacity that utilities have agreed to deliver at a future date.

Identified Additional Gross Data Center Capacity

Gross power capacity that has not been contracted under an electric supply agreement but is currently being evaluated at the U.S. Sites and Quebec Sites. This includes capacity that is currently under utility load studies as well as potential on-site, behind-the-meter natural gas power generation at Scrubgrass.

Total Pipeline

Total Pipeline represents the sum of Secured Gross Data Center Capacity and Identified Additional Gross Capacity. This measure encompasses both committed capacity and early-stage opportunities under evaluation. Management monitors the total pipeline to understand the full spectrum of current and potential future growth and to prioritize development efforts aligned with strategic objectives.

[1]	Excluding discontinued operations in Rio Cuarto, Argentina, which have been abandoned due to the halting of the energy supply since May 12, 2025 and economic uncertainty in the region, and in Paso Pe, Paraguay, which met the criteria to be classified as held for sale as we make a strategic shift towards HPC/AI Infrastructure in North America.

II. RESULT OF OPERATIONS (Continued)

2. Financial Performance

Consolidated Financial & Operational Results

	Year ended December 31,
(U.S.$ in thousands except where indicated)	2025	2024	2023	2025 v. 2024		2024 v. 2023
				$ Change	% Change	$ Change	% Change

Revenues	229,276	133,274	120,400	96,002	72%	12,874	11%
Cost of revenues	(248,180)	(149,186)	(144,142)	(98,994)	66%	(5,044)	3%
Gross loss	(18,904)	(15,912)	(23,742)	(2,992)	19%	7,830	(33)%
Gross margin (1)	(8)%	(12)%	(20)%	—	—	—	—

Operating expenses
General and administrative expenses	(78,339)	(61,925)	(33,867)	(16,414)	27%	(28,058)	83%
Change in fair value of digital assets	(50,522)	26,015	7,558	(76,537)	(294)%	18,457	244%
Realized gain on sale of digital assets	28,219	27,209	7,713	1,010	4%	19,496	253%
(Loss) gain on disposition of property, plant and equipment and deposits	(1,612)	227	(2,055)	(1,839)	(810)%	2,282	111%
Impairment of long-lived assets and deposits	(28,442)	(3,628)	(5,604)	(24,814)	684%	1,976	(35)%
Operating loss	(149,600)	(28,014)	(49,997)	(121,586)	434%	21,983	(44)%
Operating margin (1)	(65)%	(21)%	(42)%	—	—	—	—

Interest income	6,288	6,037	1,420	251	4%	4,617	325%
Interest expense	(8,623)	(745)	(2,865)	(7,878)	nm	2,120	(74)%
(Loss) gain on derivative assets and liabilities	(50,415)	17,819	48	(68,234)	(383)%	17,771	nm
Gain on extinguishment of long-term debt	—	—	12,835	—	—%	(12,835)	(100)%
Other expense	(6,063)	(2,110)	(1,528)	(3,953)	187%	(582)	38%
Total other (expense) income	(58,813)	21,001	9,910	(79,814)	(380)%	11,091	112%
Loss before taxes from continuing operations	(208,413)	(7,013)	(40,087)	(201,400)	nm	33,074	(83)%

Income tax (expense) recovery	(101)	(346)	154	245	(71)%	(500)	(325)%
Loss from continuing operations	(208,514)	(7,359)	(39,933)	(201,155)	nm	32,574	(82)%
Loss from discontinued operations (2)	(76,030)	(21,006)	(15,578)	(55,024)	262%	(5,428)	35%
Net loss	(284,544)	(28,365)	(55,511)	(256,179)	903%	27,146	(49)%

nm: not meaningful

The financial performance discussed below for continuing operations does not include our Argentina and Paraguay operations.

[1]	Gross margin and Operating margin are supplemental financial ratios; refer to Section 4 - Non-GAAP and Other Financial Measures and Ratios.
[2]

Excluding discontinued operations in Rio Cuarto, Argentina, which have been abandoned due to the halting of the energy supply since May 12, 2025 and economic uncertainty in the region, and in Paso Pe, Paraguay, which met the criteria to be classified as “held for sale” as we make a strategic shift towards HPC Infrastructure in North America.

II. RESULT OF OPERATIONS (Continued)

2. Financial Performance (Continued)

A.	Revenues from continuing operations

FY 2025 v. FY 2024

Revenues were $229.3 million in FY 2025 compared to $133.3 million in FY 2024. The increase of $96.0 million, or 72% is mainly due to a $78.0 million increase in Bitcoin Mining revenue resulting from the increase in average Bitcoin price and the increase in Bitfarms’ average hashrate. During FY 2025, we mined 2,008 Bitcoins with an average Bitcoin price of $100,942, compared to 1,992 Bitcoins with an average Bitcoin price of $63,715 in FY 2024. In addition, following the acquisition of Stronghold in the first quarter of 2025, our Energy Sales and Hosting Revenue increased by $14.0 million and $4.5 million, respectively. These increases were partially offset by a higher Network Difficulty and lower Bitcoin Block Rewards following the Bitcoin halving event that occurred on April 19, 2024.

We earned our revenues during FY 2025 from our North American operations. The United States and Canada accounted for 51% and 49% of total revenues, respectively, compared to 12% and 88% in FY 2024, respectively.

In FY 2025, revenues from our continuing operations in the United States increased by $99.9 million compared to FY 2024. The increase is mainly due to the average hashrate increase of the United States operations of 5.1 EH/s and the increase in average Bitcoin price, partially offset by a higher Network Difficulty, as well as the decrease in Block Rewards following the Bitcoin halving event that occurred on April 19, 2024. Our acquisition of Stronghold facilities as part of the Stronghold Transaction contributed to 1.4 EH/s, or 23% of the hashrate increase. Revenues from our continuing operations in Canada decreased by $3.9 million, compared to FY 2024 due to the factors mentioned above, partially offset by the average hashrate increase of Canada operations of 0.9 EH/s and the increase in average Bitcoin price.

FY 2024 v. FY 2023

Revenues were $133.3 million in FY 2024 compared to $120.4 million in FY 2023. The increase of $12.9 million, or 11%, is primarily due to a $12.8 million increase in Bitcoin Mining revenue resulting from the increase in average Bitfarms’ hashrate and the increase in average Bitcoin price. During FY 2024, we mined 1,992 Bitcoins with an average Bitcoin price of $63,715, compared to 4,074 Bitcoins with an average Bitcoin price of $28,311 in FY 2023. The increase was partially offset by a higher Network Difficulty and the fewer Bitcoin earned resulting from lower Bitcoin block rewards following the Bitcoin halving event that occurred on April 19, 2024.

We earned our revenues during FY 2024 from our North American continuing operations. Canada and the United States accounted for 88% and 12% of total revenues, respectively, in line with FY 2023.

In FY 2024, revenues from our operations in Canada increased by $7.8 million compared to FY 2023. The increase is mainly due to the average hashrate increase of Canada operations of 1.3 EH/s and the increase in average Bitcoin price. Revenues from our United States operations increased by $5.0 million during FY 2024 compared to FY 2023 due to the increase in average Bitcoin price. Both increases were partially offset by a higher Network Difficulty and the decrease in block rewards following the Bitcoin halving event that occurred on April 19, 2024.

II. RESULT OF OPERATIONS (Continued)

2. Financial Performance (Continued)

B.	Cost of Revenues from continuing operations

FY 2025 v. FY 2024

 Our cost of revenues was $248.2 million for FY 2025 compared to $149.2 million for FY 2024. The higher cost of revenues was largely due to a $50.2 million, or 623%, increase in infrastructure expenses. Infrastructure expenses increased by $32.5 million in relation to the operating expenses at the Panther Creek and Scrubgrass power plants following the acquisition of Stronghold in the first quarter of 2025. The Stronghold infrastructure expenses consisted of $11.8 million of plant maintenance costs, $11.9 million of labor costs and other employee benefits, and $8.8 million of other operating expenses. We had a $9.2 million increase in customs duty expenses during the year following a determination by the U.S. Customs and Border Protection regarding Miners we imported in 2021.

Sales tax recoveries in FY 2025 were nil, compared to $25.8 million received in FY 2024 for sales taxes we paid between February 5, 2022 and April 2024 after having received confirmation from the provincial tax authorities that Canadian sales taxes were refundable.

Energy expenses in FY 2025 increased by $19.9 million, or 33% largely due to a $32.3 million increase in fuel expenses from our power plants following the acquisition of Stronghold in the first quarter of 2025. In addition, electricity costs increased by $10.3 million as we added new and more efficient Miners resulting in increased energy utilization to an average of 212 MW during FY 2025 compared to 146 MW for the same period in 2024. The increase was partially offset by Rights to Renewable Energy Credits (“RECs”) and Waste Tax Credits (“WTCs”) of $17.1 million and $5.7 million, respectively, compared to nil in FY 2024.

Our hosting expenses were $7.7 million in FY 2025, compared to nil in FY 2024, largely due to a $4.4 million increase in electricity costs incurred in Q1 2025 as well as a non-recurring increase of $3.3 million in hosting expenses as we had our Miners hosted at Stronghold’s Panther Creek and Scrubgrass facilities in the first quarter of 2025, prior to the Stronghold acquisition.

The increases in cost of revenues were partially offset by a $4.4 million decrease in non-cash depreciation and amortization expenses due to the accelerated depreciation recorded in FY 2024 related to the upgrade program which reduced the anticipated useful life of older Miners, offset by the additional depreciation related to the business acquisition in FY 2025.

FY 2024 v. FY 2023

Our cost of revenues was $149.2 million for FY 2024 compared to $144.1 million for FY 2023. The increase in cost of revenues was largely due to a $37.5 million increase in non-cash depreciation and amortization expenses mainly attributable to accelerated depreciation of the older Miners that were replaced through the fleet upgrade as we progressively installed new Miners in 2024.

The increases were partially offset by a $25.8 million sales tax recovery due to the confirmation we received from the provincial tax authorities that Canadian sales taxes we paid from February 5, 2022 onwards are refundable, and an $8.3 million decrease in energy expenses due to Canadian sales taxes on our energy and infrastructure expenses no longer being expensed in FY 2024.

II. RESULT OF OPERATIONS (Continued)

2. Financial Performance (Continued)

C.	General & Administrative Expenses from continuing operations

FY 2025 v. FY 2024

For FY 2025, our G&A expenses were $78.3 million, compared to $61.9 million in FY 2024. The increase in G&A expenses of $16.4 million, or 27%, was largely due to an $8.0 million increase in salaries and wages due to (i) the increase in our overall headcount in FY 2025 compared to FY 2024 to support the expansion in the United States as well as merit and market-based adjustments and cost of living salary increases and (ii) the salaries paid to Stronghold employees following the acquisition in the first quarter of 2025.

Our insurance, duties and other costs increased by $3.7 million due to higher property and liability insurance expenses as a result of expanded infrastructure and a larger number of Miners deployed as well as increases in property taxes, other taxes, permits and software licenses to support the global expansion. The $2.1 million sales tax recovery received in FY 2024 compared to nil in FY 2025 was due to the same reasons as explained above.

The increases were partially offset by a $2.3 million decrease in professional services largely due to legal and accounting fees incurred in FY 2024 associated with nonrecurring activities including (i) the Stronghold Transaction, (ii) the Strategic Alternatives Review Process as defined in our 2024 Annual MD&A, (iii) the response to the shareholder dispute involving Riot Platforms Inc., including with respect to our implementation and defense of the shareholder rights plan adopted on June 20, 2024 and having entered into the Settlement Agreement, and (iv) the settlement of the employment claim against us brought by our former CEO, compared to nil in FY 2025.

FY 2024 v. FY 2023

For FY 2024, our G&A expenses were $61.9 million, compared to $33.9 million for the same period in 2023. The increase of $28.1 million, or 83%, in G&A expenses was largely due to a $16.6 million increase in professional services related to legal and accounting fees associated with non-recurring activities in FY 2024 is due to the same reasons as explained in the section FY 2025 v. FY 2024 above.

Our salaries and wages increased by $8.9 million due to (i) the increase in our overall headcount in FY 2024 compared to FY 2023 to support the global expansion as well as merit and market-based adjustments and cost of living salary increases and (ii) the termination payment under the former CEO’s employment agreement totaling $1.6 million which was paid in the second quarter of 2024 after the former CEO’s departure and a final settlement payment of $2.5 million paid in the third quarter of 2024, ending any outstanding litigation or claims.

Insurance, duties and other costs increased by $2.6 million due to increases in property and liability insurance expenses as a result of expanded infrastructure and a larger number of Miners deployed as well as increases in property taxes, other taxes, permits and software licenses to support the global expansion.

The increases were partially offset by a $2.1 million sales tax recovery received in FY 2024 compared to nil in FY 2023 due to the same reason as explained in the section FY 2025 v. FY 2024 above.

II. RESULT OF OPERATIONS (Continued)

2. Financial Performance (Continued)

D.	Total other (expense) income from continuing operations

FY 2025 v. FY 2024

Interest expense was $8.6 million in FY 2025, compared to $0.7 million for FY 2024 as a result of the interest expense on the Macquarie credit facility and the Convertible Notes issued during FY 2025.

Losses on derivative assets and liabilities were $50.4 million in FY 2025 compared to a $17.8 million gain in FY 2024 due to unrealized losses of $63.9 million during FY 2025 on open positions of capped call transactions entered into during FY 2025 in connection with the Convertible Notes, in addition to a realized loss on Bitcoin redemption options of $2.4 million during FY 2025 as we settled or forfeited all remaining positions. For more details about capped call transactions, refer to Note 10 (Derivative Assets and Liabilities) and Note 22 (Financial Instruments) to the Financial Statements.

Our other expenses were $6.1 million for FY 2025, compared to a $2.1 million expense for FY 2024. The $4.0 million unfavorable change was largely due to (i) an unfavorable change in other financial expenses of $3.1 million mainly due to $2.7 million in non-recurring interest on customs duties in FY 2025; (ii) a $3.1 million unfavorable change in amortization of transaction costs and debt discount related to the Macquarie credit facility and the Convertible Notes; and partially offset by (iii) $1.8 million favorable change from the gain on settlement of refundable deposits during FY 2025 and the loss on initial recognition of these refundable deposits during FY 2024.

FY 2024 v. FY 2023

Interest income was $6.0 million for FY 2024, compared to $1.4 million for FY 2023. The increase was due to our higher average cash balance during FY 2024 compared to FY 2023.

Interest expense was $0.7 million for FY 2024, compared to $2.9 million for FY 2023. The decrease in interest expense was due to (i) the extinguishment in February 2023 of the BlockFi Lending LLC (“BlockFi”) Loan that commenced on February 18, 2022 as described below and (ii) the NYDIG ABL LLC (“NYDIG”) Loan that commenced on June 15, 2022 and was fully repaid in February 2024.

Gains of $17.8 million on derivative assets and liabilities were recognized in FY 2024 compared to nil in FY 2023 largely due to a $15.9 million gain on our capitalization on Bitcoin price near all-time highs to close out Synthetic HODL positions, combined with the $2.1 million gain from the change in the fair value of the Bitcoin redemption option.

A $12.8 million gain on extinguishment of long-term debt and lease liabilities was recognized during FY 2023. In February 2023, we negotiated with BlockFi the settlement of the loan in its entirety for cash consideration of $7.8 million, resulting in a gain on extinguishment of long-term debt of $12.6 million compared to nil in FY 2024.

II. RESULT OF OPERATIONS (Continued)

2. Financial Performance (Continued)

E.	Discontinued Operations

In 2025, we began a significant transformation in our corporate strategy, pivoting away from our Latin American Bitcoin Mining operations to concentrate on the U.S. HPC infrastructure market. As a result of these strategic decisions, we classified certain of our Latin American assets as “held for sale” and their operations as discontinued operations.

i.	Argentina’s operations as discontinued operations

During the second quarter of 2025, our energy supplier halted the supply of electricity to our Rio Cuarto, Argentina Bitcoin data center. Following this event, on August 11, 2025, we determined that we would discontinue and abandon our operations in Rio Cuarto, Argentina. We negotiated to eliminate our asset retirement obligation and reduced the reserved power to a minimum. As of September 30, 2025, our Argentina operations were abandoned and classified as a discontinued operation.

During the year ended December 31, 2025, discontinued operations in Argentina resulted in a net loss of $43.7 million, which is mainly explained by an impairment loss on long-lived assets and deposits of $35.3 million.

ii.	Paraguay’s operations as discontinued operations and assets held for sale

During the first quarter of 2025, we finalized the sale of our Yguazu Bitcoin data center in Paraguay. During the third quarter of 2025, we determined that the Paso Pe Bitcoin data center met the criteria to be classified as held for sale, and all operations in Paraguay were classified as discontinued operations as we make a strategic shift towards HPC infrastructure projects in North America. The sale of the Paso Pe Bitcoin data center operations is anticipated to close within twelve months of the date the Bitcoin data center was classified as “held for sale”.

Refer to Note 11 - Assets Held for Sale and Discontinued Operations to the Financial Statements for more information on the results of Argentina’s and Paraguay’s operations and Note 12 - Impairment to the Financial Statements for more details on the impairment loss of our Paraguay and Argentina asset groups.

During the year ended December 31, 2025, discontinued operations in Paraguay resulted in a net loss of $32.3 million, which is largely explained by an impairment loss on long-lived assets and deposits of $38.1 million.

II. RESULT OF OPERATIONS (Continued)

2. Financial Performance (Continued)

F.	Change in fair value of digital assets

FY 2025 v. FY 2024

In FY 2025, a $50.5 million loss on the change in fair value of digital assets was recognized, compared to a gain of $26.0 million in FY 2024, primarily due to a decline in Bitcoin prices and realization of gains on disposal of Bitcoin during the year.

FY 2024 v. FY 2023

In FY 2024, a $26.0 million gain on the change in fair value of digital assets was recorded, compared to $7.6 million for FY 2023, primarily due to an increase in Bitcoin prices during the year.

G.	Realized gain on sale of digital assets from continuing operations

FY 2025 v. FY 2024

In FY 2025, the realized gain on disposition of digital assets amounted to $28.2 million, compared to $27.2 million for FY 2024 as a result of a higher Bitcoin average selling price, partially offset by a lower quantity of Bitcoin sold.

FY 2024 v. FY 2023

In FY 2024, the realized gain on sale of digital assets amounted to $27.2 million, compared to $7.7 million for FY 2023 as a result of a higher Bitcoin average selling price, partially offset by a lower quantity of Bitcoin sold.

H.	(Loss) gain on disposition of property, plant and equipment and deposits from continuing operations

FY 2025 v. FY 2024

In FY 2025, the loss on disposition of property, plant and equipment and deposits amounted to $1.6 million, compared to a gain of $0.2 million for FY 2024.

FY 2024 v. FY 2023

In FY 2024, the gain on disposition of property, plant and equipment and deposits amounted to $0.2 million, compared to a loss of $2.1 million for FY 2023.

I.	Impairment of long-lived assets and deposits

FY 2025 v. FY 2024

In FY 2025, the impairment of long-lived assets and deposits was $28.4 million, compared to $3.6 million for FY 2024, primarily due to the impairment recognized on assets “held for sale”.

FY 2024 v. FY 2023

In FY 2024, the impairment of long-lived assets and deposits was $3.6 million, compared to $5.6 million for FY 2023. The decrease is largely due to the termination of importation of Miners agreements with external brokers during FY 2023 resulting in an impairment of short-term deposits made to external brokers in addition to the FY 2023 impairment on Suni mineral assets.

II. RESULT OF OPERATIONS (Continued)

3. Selected Quarterly Information from Continuing Operations1

Set forth below is unaudited supplemental quarterly financial information that reflects material retrospective adjustments to our consolidated statements of operations as a result of the transition to U.S. GAAP and is intended to assist investors in evaluating our results of operations on a consistent basis across periods. This data should be read in conjunction with our unaudited condensed consolidated financial statements and audited consolidated financial statements and related notes for the relevant period. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future periods.

(U.S. $ in thousands except earnings per share)	Q4 2025	Q3 2025	Q2 2025	Q1 2025	Q4 2024	Q3 2024	Q2 2024	Q1 2024
Revenues	52,748	67,969	60,908	47,651	37,752	27,072	31,425	37,025
(Loss) income from continuing operations, net	(171,210)	(12,127)	13,196	(38,373)	41,561	(26,412)	(21,541)	(967)
Basic (loss) earnings per share from continuing operations	(0.31)	(0.02)	0.02	(0.08)	0.09	(0.06)	(0.05)	—
Diluted (loss) earnings per share from continuing operations	(0.31)	(0.02)	0.02	(0.08)	0.09	(0.06)	(0.05)	—

Revenues decreased in Q4 2025 compared to the third quarter of 2025, following a general upward trend throughout 2024 and the first three quarters of 2025. The quarter-over-quarter decline reflects changes in operating and market conditions during the period.

Net loss from continuing operations increased in Q4 2025 compared to the third quarter of 2025. The higher net loss was primarily driven by the decline in revenues and the impact of operating expenses and other costs that did not decrease proportionately, contributing to greater variability in quarterly results. Quarterly results have been and are expected to continue to be affected by market conditions, cost structure, and non-cash items.

Although the Bitcoin Mining industry experiences volatility, Bitcoin prices are not generally subject to seasonality or seasonal effects. Seasonal fluctuations in energy supply, however, may impact our operations. We had operations in Québec, Canada, where power was sourced from Hydro-Québec, Hydro-Magog, Hydro-Sherbrooke and the City of Baie-Comeau. We also had operations in Washington state, United States, that were powered by the Grant County Power Utility District, as well as operations in Pennsylvania, United States, that were powered by Stronghold and the PJM Interconnection Merchant Market. Among other phenomena, changing weather in Québec (Canada), Washington state (United States) and Pennsylvania (United States) may impact seasonal electricity needs and costs. Periods of extreme cold or extreme hot weather may contribute to service interruptions in Bitcoin Mining operations. Changes to supply and/or demand of electricity may result in curtailment of electricity to our Bitcoin Mining operations. Our geographical diversification may reduce the risk and extent of extreme weather and other external factors unduly affecting our overall performance.

[1]

This data excludes the discontinued operations in Río Cuarto, Argentina and in Paraguay. On May 12, 2025, our energy provider GMSA, halted the supply of electricity to the Company’s Rio Cuarto Bitcoin data center with energized capacity of 58 MW. On August 11, 2025, three months after being informed that electricity supply was being halted and with no path forward to resume operations in the future, the decision was made to shut down the plant, which was abandoned by September 30, 2025. Additionally, as of September 30, 2025, the Paso Pe BTC data center met the criteria to be classified as “held for sale”, and all operations in Paraguay were designated as discontinued operations as we make a strategic shift towards HPC/AI infrastructure in North America.

II. RESULT OF OPERATIONS (Continued)

4. Non-GAAP and Other Financial Measures and Ratios

Non-GAAP financial measures from continuing operations1

In addition to our results determined in accordance with U.S. GAAP, we utilize a number of non-GAAP financial measures and ratios in assessing operating performance, including “EBITDA”, “EBITDA margin”, “Adjusted EBITDA” and “Adjusted EBITDA margin”. Non-GAAP measures and ratios may exclude the impact of certain items and are used internally when analyzing operating performance. The definitions of the non-GAAP measures referenced herein, and the reasons the Board and Management use such non-GAAP measures, are set forth below.

These measures are provided as additional information to supplement U.S. GAAP measures by providing further understanding of our results of operations from Management’s perspective. Accordingly, they should not be considered in isolation nor as a substitute for analysis of our financial information reported under U.S. GAAP. Furthermore, because our calculation of these non-GAAP financial measures may differ from other companies, our presentation of these measures may not be comparable to similarly-titled measures of other companies.

The definitions and the data in the non-GAAP section exclude the discontinued operations in Rio Cuarto, Argentina and in Paraguay.

II. RESULT OF OPERATIONS (Continued)

4. Non-GAAP and Other Financial Measures and Ratios (Continued)

A.	Reconciliation of Consolidated Net (loss) income from continuing operations to EBITDA and Adjusted EBITDA from Continuing Operations

EBITDA is defined as net income (loss) from continuing operations adjusted to exclude: (i) interest expense; (ii) interest income; (iii) income tax expense; and (iv) depreciation and amortization. EBITDA Margin is defined as the percentage obtained when dividing EBITDA by Revenues. EBITDA and EBITDA Margin are used to:

●	Assess profitability before the impact of different financing methods, income taxes, depreciation of capital assets and amortization of intangible assets;

●	Provide the users of the MD&A with additional information to assist them in understanding components of our financial results, including a more complete understanding of factors and trends affecting our performance; and

●	Facilitate comparisons of cash operating performance excluding the impact of charges and credits associated with financing our operations and growth from period to period and to assist Management in preparing annual operating budgets and forecasts.

Adjusted EBITDA is defined as EBITDA adjusted to exclude: (i) stock-based compensation; (ii) realized gain and loss on disposition of digital assets; (iii) change in fair value of digital assets; (iv) non-cash finance expenses; (v) asset impairment charges; (vi) gain on settlement of Refundable Hosting Deposits, disposition of marketable securities, gains or losses on derivative assets and liabilities and discount expense on VAT receivable; (vii) loss (gain) on derecognition and revaluation of warrants and warrant issuance costs; (viii) loss on currency exchange; (ix) sales tax recovery; and (x) other non-recurring items that do not reflect our core performance. Adjusted EBITDA Margin is defined as the percentage obtained when dividing Adjusted EBITDA by Revenues. Adjusted EBITDA and Adjusted EBITDA Margin are used to:

●	Assess profitability before the impact of all of the items in calculating EBITDA in addition to certain other non-cash expenses;

●	Provide the users of the MD&A a consistent comparable metric for profitability of our core operations across time periods; and

●	Facilitate comparisons of operating performance from period to period and to assist Management in preparing annual operating budgets and forecasts.

II. RESULT OF OPERATIONS (Continued)

4. Non-GAAP and Other Financial Measures and Ratios (Continued)

A.	Reconciliation of Consolidated Net (loss) income from continuing operations to EBITDA and Adjusted EBITDA from Continuing Operations (Continued)

	Year ended December 31,
(U.S.$ in thousands except where indicated)	2025	2024	2023	2025 v. 2024		2024 v. 2023
				$ Change	% Change	$ Change	% Change
Revenues	229,276	133,274	120,400	96,002	72%	12,874	11%

Loss before taxes from continuing operations	(208,413)	(7,013)	(40,087)	(201,400)	nm	33,074	(83)%
Interest income	(6,288)	(6,037)	(1,420)	(251)	4%	(4,617)	325%
Interest expense	8,623	745	2,865	7,878	nm	(2,120)	(74)%
Depreciation and amortization	98,130	102,469	65,043	(4,339)	(4)%	37,426	58%
Sales tax recovery - depreciation and amortization	—	(8,760)	—	8,760	100%	(8,760)	100%
EBITDA	(107,948)	81,404	26,401	(189,352)	(233)%	55,003	208%
EBITDA margin	(47)%	61%	22%
Stock-based compensation	14,768	12,079	10,606	2,689	22%	1,473	14%
Realized gain on disposition of digital assets	(28,219)	(27,209)	(7,713)	(1,010)	4%	(19,496)	253%
Change in fair value of digital assets	50,522	(26,015)	(7,558)	76,537	nm	(18,457)	244%
Impairment of long-lived assets and deposits	28,442	3,628	5,604	24,814	684%	(1,976)	(35)%
Loss (gain) on derivative assets and liabilities	50,415	(17,819)	(48)	68,234	nm	(17,771)	nm
Gain on extinguishment of long-term debt	—	—	(12,835)	—	—%	12,835	100%
Gain on derecognition of warrants	—	(62)	—	62	100%	(62)	100%
Gain on settlement of Refundable Hosting Deposits	(945)	—	—	(945)	100%	—	—%
Costs not associated with ongoing operations (1)	13,283	13,766	—	(483)	(4)%	13,766	100%
Sales tax recovery - prior years - energy and infrastructure and G&A expenses (2)	—	(16,063)	9,281	16,063	100%	(25,344)	(273)%
Other expense (income) (3)	8,620	7,604	2,775	1,016	13%	4,829	174%
Adjusted EBITDA	28,938	31,313	26,513	(2,375)	(8)%	4,800	18%
Adjusted EBITDA margin	13%	23%	22%

nm: not meaningful

[1]	Costs not associated with ongoing operations for the year ended December 31, 2025 includes $9.2 million of customs duties following a determination by the U.S. Customs and Border Protection regarding Miners imported by us in 2021, $1.6 million of professional fees related to the acquisition of Stronghold, $1.4 million of professional fees related to the U.S. re-domiciliation and $0.8 million related to the U.S. GAAP conversion, $0.2 million of professional fees related to exit strategies for our South America operations, and $0.1 million of professional fees related to the sale of Yguazu. Costs not associated with ongoing operations for the year ended December 31, 2024 include $12.4 million of professional fees incurred in relation to the dispute with Riot Platforms Inc. and $1.3 million of professional fees related to the acquisition of Stronghold.
[2]	Sales tax recovery relating to energy and infrastructure and general and administrative expenses have been allocated to their respective periods; refer to Note 25- Additional Details to the Statement of Operations to the Financial Statements.
[3]	Other expense for the year ended December 31, 2025 includes $3.4 million of other financial expense included in Other expenses (income) of the Statement of Operations, $3.1 million related to the amortization of the credit facility transaction costs, the $1.6 million loss on disposal of PPE and the $0.4 million loss on exchange rates. Other income for the year ended December 31, 2024 includes $4.1 million of termination payments, $1.5 million of Washington sales and property taxes, $0.9 million loss on initial recognition of refundable hosting deposit, $0.9 million loss on exchange rates, $0.3 million of other financial expense included in Other expenses (income) of the Statement of Operations and $0.2 million gain on disposal of PPE. Other income for the year ended December 31, 2023 includes the $2.1 million loss on disposal of PPE, $0.9 million of other financial expense included in Other expenses (income) of the Statement of Operations, $0.8 million Washington tax reversal and $0.6 million loss on exchange rates.

III. LIQUIDITY AND CAPITAL RESOURCES

1. Overview

As discussed below, our current financing strategy involves (a) strategically selling the Bitcoin we earn and the Bitcoin we hold in treasury and (b) utilizing short-term debt, long-term debt and equity instruments (including the 2024 at-the-market equity offering program (“2024 ATM Program”) to fund our expansion activities, operating expenses and debt service requirements. We may require additional funds to complete our 2026 growth plans as the cash flows generated from Mining activities are expected to decrease as sites are transitioned to HPC/AI.

2. Cash Flows

The following discussion on cash flows include the discontinued operations in Rio Cuarto, Argentina and in Paraguay. On May 12, 2025, our energy provider Generación Mediterránea S.A (“GMSA”), halted the supply of electricity to our Rio Cuarto Bitcoin data center with energized capacity of 58 MW. On August 11, 2025, three months after being informed that electricity supply was being halted and with no path forward to resume operations in the future, the decision was made to shut down the plant, which was abandoned by September 30, 2025. Additionally, as of September 30, 2025, the Paso Pe Bitcoin data center met the criteria to be classified as “held for sale”, and all operations in Paraguay were designated as discontinued operations as we make a strategic shift towards HPC infrastructure in North America.

Cash Flows used in Operating Activities

FY 2025 v. FY 2024

Cash flows used in operating activities increased by $84.9 million during FY 2025 compared to FY 2024. The Company’s operating cash flows are negative as the proceeds from the Bitcoin sold from its Mining operations are classified within investing activities.

The increase in cash flow used in operating activities is driven primarily by a higher cash G&A expenses from continuing operations, net of sales tax refund, of $13.7 million. We incurred higher cash energy costs of $36.9 million from continuing operations, including the sales tax recovery of $17.0 million recognized during FY 2024 for energy costs, and higher infrastructure expenses from continuing operations of $50.2 million. Our working capital increased by $8.6 million as explained in Working Capital Section of this MD&A.

The increase was partially offset by net proceeds of $13.3 million received from the disposition of RECs and WTCs in FY 2025, compared to nil in FY 2024.

III. LIQUIDITY AND CAPITAL RESOURCES (Continued)

2. Cash Flows (Continued)

Cash Flows used in Operating Activities (Continued)

FY 2024 v. FY 2023

Cash flows used in operating activities increased by $34.8 million during FY 2024 compared to FY 2023. The increase in cash flow used in operating activities is driven primarily by higher cash G&A expenses, net of sales tax refund, of $26.6 million, and higher cash energy cost from discontinued operations of $24.7 million. Our working capital decreased by $10.2 million as explained in the Working Capital section of this MD&A. In addition, there was an increase in income taxes paid, with $1.5 million paid during FY 2024, compared to $11.6 million refunded during FY 2023.

The increase was partially offset by interest income received of $5.6 million in FY 2024 compared to $1.8 million in FY 2023, mainly due to interest collected from the sales tax refund and from the higher average cash balance during 2024. We incurred lower cash energy cost from continuing operations of $25.4 million, net of sales tax refund. In addition, there was a decrease in interest expenses paid, with $1.7 million during FY 2024, compared to $13.9 million paid during FY 2023, mainly due to eliminating the remaining NYDIG loan balance in February 2024.

Cash Flows from Investing Activities

FY 2025 v. FY 2024

Cash flows from investing activities increased by $282.1 million during FY 2025 compared to FY 2024. The increase in cash flows from investing activities is driven primarily by the net addition of $65.7 million of PPE during FY 2025, compared to $281.5 million for the same period in 2024, and lower equipment prepayments of $32.8 million in FY 2025, primarily due to the acquisition of Miners and infrastructure build-out. In addition, we received proceeds of $63.0 million from the sale of the Yguazu Bitcoin data center. Proceeds earned from sale of digital assets increased by $19.0 million as a result of higher Bitcoin prices when selling 1,765 Bitcoin in FY 2025 compared to lower Bitcoin prices when selling 2,419 Bitcoin in FY 2024. Lastly, we paid refundable deposits of $15.6 million in FY 2024, compared to nil in FY 2025.

The increase was partially offset by net payments for derivative assets and liabilities that amounted to $18.5 million in FY 2025, compared to $17.2 million of net proceeds in FY 2024, and the acquisition of Stronghold which included $48.1 million of cash payment in FY 2025.

III. LIQUIDITY AND CAPITAL RESOURCES (Continued)

2. Cash Flows (Continued)

Cash Flows from Investing Activities (Continued)

FY 2024 v. FY 2023

Cash flows used in investing activities decreased by $249.4 million during FY 2024 compared to FY 2023. The decrease in cash flows used in investing activities is driven primarily by $281.5 million of net additions of PPE during FY 2024, compared to $45.3 million for the same period in 2023. We paid $15.6 million in Refundable Hosting Deposits in FY 2024, compared to nil during FY 2023. In addition, we received $2.3 million of net proceeds in FY 2024 from the purchase and disposition of marketable securities to fund the Argentina expansion activities, compared to $12.2 million of net proceeds for the same period in 2023.

The decrease was partially offset by $30.1 million more in equipment prepayments in FY 2024 compared to FY 2023, primarily due to the acquisition of Miners and infrastructure build-out. We had an increase in proceeds from sale of digital assets earned of $22.8 million as a result of selling Bitcoin in FY 2024 with significantly higher prices compared to FY 2023. Net proceeds from the disposition of derivative assets and liabilities amounted to $17.2 million in FY 2024 as we capitalized on near all-time highs on the Bitcoin price to close out all Synthetic HODL positions compared to nil in FY 2023.

Cash Flows from Financing Activities

Cash flows from financing activities increased by $398.7 million from $295.6 million for FY 2024 to $694.3 million for FY 2025. Cash flows from financing activities increased by $206.6 million from $89.1 million for FY 2023 to $295.6 million for FY 2024.

FY 2025

We raised $588.0 million through the issuance of convertible notes, $100.0 million through the Macquarie credit facility, partially offset by $22.1 million of transaction costs, and $72.7 million of net proceeds from our 2024 ATM Program as discussed below. Through the exercise of stock options and warrants, we raised $35.7 million of net proceeds.

The amounts raised were partially offset by $10.0 million related to the repurchase and cancellation of shares.

FY 2024

We raised $289.5 million of net proceeds from our 2024 ATM Program as discussed below, and $8.9 million of net proceeds from the exercise of stock options and warrants.

The amounts raised were partially offset by scheduled and one-time payments relating to the principal repayments of $4.0 million to fully repay the NYDIG loan, which matured and expired in February 2024.

III. LIQUIDITY AND CAPITAL RESOURCES (Continued)

2. Cash Flows (Continued)

Cash Flows from Financing Activities (Continued)

FY 2023

We raised $68.5 million of net proceeds from an at-the-market equity offering program, which was initiated on August 16, 2021 and expired on September 12, 2023 (“2021 ATM program”), $43.8 million of net proceeds from the private placement completed in November 2023, and $13.0 million of net proceeds from the exercise of stock options and warrants. The amounts raised were partially offset by repayments towards the long-term debt of $30.5 million.

The long-term debt repayments included the settlement of the remaining $20.4 million principal balance of the BlockFi Loan on February 8, 2023 for cash consideration of $7.8 million, as discussed below. We made principal repayments of $22.2 million towards the NYDIG Loan, and fully repaid the principal amount of the remaining equipment financing (the “Foundry Loans”) before maturity and without prepayment penalty for $0.8 million.

Macquarie Loan

In April 2025, we signed a credit facility for up to $300.0 million (the “Credit Facility”) with Macquarie. In October 2025, we converted the entirety of the Credit Facility into a $300.0 million project debt facility for the development of the Panther Creek property and secured at the project level with a parent company guarantee. During the year ended December 31, 2025, we drew the initial tranche of $50.0 million and the second tranche of $50.0 million for a total of $100.0 million drawn. In February 2026, the Credit Facility was fully repaid.

Convertible Notes

In October 2025, we issued $588.0 million aggregate principal amount of convertible senior notes (the “Convertible Notes”), which included the full exercise of the purchasers’ option to purchase up to an additional $88.0 million aggregate amount of Convertible Notes. Transaction costs of $18.9 million relating to agent fees and legal fees were capitalized and deducted from the carrying amount of the Convertible Notes. Net proceeds from the offering of the Convertible Notes were $569.1 million.

At-The-Market Equity Offering Program

We commenced the 2024 ATM Program on March 11, 2024, by means of a prospectus supplement dated March 8, 2024 (“March Supplement”), to our short form base shelf prospectus dated November 10, 2023 (“Base Shelf”), and U.S. registration statement on Form F-10, which included a prospectus supplement related to the 2024 ATM Program. We capitalized $0.9 million of professional fees and registration expenses to initiate the 2024 ATM Program.

III. LIQUIDITY AND CAPITAL RESOURCES (Continued)

2. Cash Flows (Continued)

Cash Flows from Financing Activities (Continued)

At-The-Market Equity Offering Program (Continued)

We filed amended and restated prospectus supplements dated October 4, 2024, and December 17, 2024, providing disclosure regarding the Stronghold Transaction and amending and restating the March Supplement, to our existing $375.0 million Base Shelf, with both the Base Shelf and amended and restated prospectus supplement forming a part of our registration statement on Form F-10.

On October 7, 2025, the 2024 ATM Program was completed, as we issued a total of 165,091,099 common shares in exchange for gross proceeds of $375.0 million, receiving net proceeds of $363.2 million since the inception of the 2024 ATM Program.

During FY 2025, we issued 29,616,939 common shares in the 2024 ATM Program in exchange for gross proceeds of $75.1 million at an average share price of approximately $2.54. We received net proceeds of $72.7 million after paying commissions of $2.3 million to the sales agent.

During FY 2024, we issued 135,474,160 common shares in the 2024 ATM program in exchange for gross proceeds of $299.9 million at an average share price of approximately $2.21. We received net proceeds of $290.5 million after paying commissions of $9.0 million to the sales agent, in addition to $0.4 million of other transaction fees. We capitalized $0.9 million of professional fees and registration expenses to initiate the 2024 ATM Program.

During FY 2023, we issued 52,120,899 common shares in the 2021 ATM program in exchange for gross proceeds of $70.8 million at an average share price of approximately $1.36. We received net proceeds of $68.5 million after paying commissions of $2.2 million to the sales agent, in addition to $0.1 million of other transaction fees.

III. LIQUIDITY AND CAPITAL RESOURCES (Continued)

2. Cash Flows (Continued)

Cash Flows from Financing Activities (Continued)

Use of Proceeds

We used the proceeds from the 2024 ATM Program prudently to support the growth and development of our major Mining capital expenditure program, as described in Section 5 - HPC data center and Bitcoin Mining Expansion Projects of this MD&A, as well as for working capital and general corporate purposes. We do not intend to make significant further capital investments in Mining in the near future as we focus on our HPC data center development. Described below are the actual use of proceeds from the commencement of the 2024 ATM Program on March 11, 2024 through December 31, 2025:

(U.S. $ in thousands except where indicated)

Categories	Use of proceeds
Miner fleet upgrade	222,261
Paso Pe (Paraguay) expansion[1]	27,506
Baie-Comeau (Canada) expansion	9,200
Yguazu (Paraguay) expansion[2]	31,506
Acquisition of Stronghold	48,084
United States expansion	25,772
Used proceeds	364,329
Commissions to sales agents and other transaction costs	10,671
Total proceeds raised	375,000
Maximum proceeds available	375,000
Remaining proceeds available	—

[1]	Cash flows include the discontinued operations in Rio Cuarto, Argentina and in Paraguay. On May 12, 2025, our energy provider GMSA, halted the supply of electricity to our Rio Cuarto Bitcoin data center with energized capacity of 58 MW. On August 11, 2025, three months after being informed that electricity supply was being halted and with no path forward to resume operations in the future, the decision was made to shut down the plant, which was abandoned by September 30, 2025. Additionally, as of September 30, 2025, the Paso Pe facility met the criteria to be classified as “held for sale”, and all operations in Paraguay were designated as discontinued operations as we made a strategic shift towards HPC/AI infrastructure in North America.
[2]	During the first quarter of 2025, the Company finalized the sale of its Yguazu Bitcoin data center in Paraguay.

BlockFi Loan

On February 18, 2022, our subsidiary, Backbone Mining Solutions Inc. (“Backbone Mining”), entered into a $32.0 million equipment financing facility with BlockFi. On February 8, 2023, we negotiated with BlockFi a settlement of the loan in its entirety for cash consideration of $7.8 million, discharging Backbone Mining of all further obligations and resulting in a gain on extinguishment of long-term debt of $12.6 million. Upon settlement, all of Backbone Mining’s assets, including 6,100 Miners collateralizing the loan, became unencumbered.

III. LIQUIDITY AND CAPITAL RESOURCES (Continued)

2. Cash Flows (Continued)

Cash Flows from Financing Activities (Continued)

Private Placements

FY 2025 v. FY 2024 v. FY 2023

During FY 2025, 1,000,000 warrants and 111,111 broker warrants related to the 2023 private placement were exercised resulting in the issuance of 1,111,111 common shares for proceeds of approximately $1.3 million. In addition, 111,111 broker warrants were exercised on a cashless basis in exchange for 65,672 common shares. During FY 2024, 5,000,000 warrants and 111,111 broker warrants related to the 2023 private placement were exercised, resulting in the issuance of 5,111,111 common shares for proceeds of approximately $6.0 million. During FY 2023, we received total net proceeds of $51.6 million from the 2023 private placement and 6,962,693 warrants and 2,306,667 broker warrants were exercised.

3. Capital Resources

Our capital management objective is to provide financial resources that will enable us to maximize the return to our shareholders while optimizing our cost of capital and ensuring we have sufficient liquidity to fund our operating and growth activities. In order to achieve this objective, we monitor our capital structure and make adjustments as required in light of our funding requirements, changes in economic conditions, the cost of providing and the availability of financing, and the risks to which we are exposed. Our financing strategy is to maintain a flexible capital structure that optimizes the cost of capital at an acceptable level of risk, to preserve our ability to meet financial obligations as they come due, and to ensure we have sufficient financial resources to fund our organic and acquisitive growth.

Based on our current plans and business conditions, we believe that our existing cash and Bitcoin, together with cash generated from operations and our future investing and financing activities, will be sufficient to satisfy our anticipated cash requirements for the next 12 months and beyond. Our expansion into HPC/AI infrastructure development is expected to increase capital intensity and shift the timing of cash inflows relative to capital outlays.

In October 2025, we drew an additional $50.0 million from the Macquarie Credit Facility, bringing the total drawn to $100.0 million and completed an offering of $588.0 million aggregate principal amount of convertible senior notes which included an option by the initial purchasers to purchase $88.0 million aggregate amount of convertible senior notes. Net proceeds were approximately $569.1 million after transaction fees and approximately $69.1 million was used to fund a 125% capped call transaction. In February 2026, the Credit Facility was fully repaid and the cash balance of $57.5 million is no longer restricted.

III. LIQUIDITY AND CAPITAL RESOURCES (Continued)

3. Capital Resources (Continued)

On July 22, 2025, we announced that the TSX had approved a normal course issuer bid (“NCIB”), under which we may repurchase up to 49,943,031 of our common shares, representing approximately 10% of our public float as of July 14, 2025. Purchases under the NCIB commenced on July 28, 2025, and will terminate no later than July 27, 2026. All common shares purchased on the TSX or Nasdaq under the NCIB will be cancelled. We entered into an automatic repurchase arrangement with a designated broker to facilitate repurchases under the NCIB, including during pre-determined blackout periods. The timing and number of shares repurchased will be determined by Management based on market conditions. During the year ended December 31, 2025, we repurchased 7,807,141 common shares for cancellation through the Corporate Share Buyback Program under the NCIB in exchange for $9.9 million at an average share price of approximately $1.27 and paid $0.1 million of commissions to the purchasing agent.

Developing and constructing data centers requires substantial up-front capital expenditures for land, substations, interconnection and specialized cooling systems, which may temporarily reduce liquidity. Although we expect to fund a portion of these expenditures through the strategic use of Bitcoin holdings and cash available, we may also supplement these sources with external financing depending on market conditions and project timing.

We are likely to require additional capital to respond to technological advancements, competitive dynamics or technologies, business opportunities, challenges, acquisitions or unforeseen circumstances and, in either the short-term or long-term, may determine to engage in equity or debt financings. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, the ongoing impacts of inflation and fluctuations in interest rates, global conflicts and other macroeconomic factors, including the imposition and enforceability of tariffs or other changes in trade policies and related uncertainties, have resulted in, and may continue to result in, significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

III. LIQUIDITY AND CAPITAL RESOURCES (Continued)

3. Capital Resources (Continued)

Digital Asset Management Program

We operate a digital asset management program under which we hold Bitcoin for its intrinsic value and as a source of liquidity. We maintain internal controls over the management of our digital assets and evaluate and enhance these controls as appropriate, on a quarterly basis.

Under this program, Management is authorized to sell daily Bitcoin production, and, if warranted by market conditions and projected financing requirements, to sell up to 1,000 Bitcoin from treasury at its discretion.

The following table presents the total Bitcoin sold and proceeds in FY 2025, which was used to fund operations and expansion plans:

	Three months ended
(U.S. $ in thousands except where indicated)	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Quantity of Bitcoin sold	428	1,052	185	100
Total proceeds	37,263	100,471	21,561	11,796

The sale of Bitcoin as described above, while we continued to earn Bitcoin, resulted in total holdings of 2,060 BTC as of December 31, 2025, of which 64 BTC are restricted, valued at approximately $180.3 million based on a Bitcoin price of approximately $87,500, as of December 31, 2025.

Bitcoin 2.1 program for digital assets management

During Q3 2025, we implemented a new program, Bitcoin 2.1. Bitcoin 2.1 is a multi-strategy program that primarily sells both short and long dated out of the money calls on the Bitcoin in treasury and future Bitcoin production in order to offset Bitcoin production costs and potentially achieve higher revenues per Bitcoin sold. Bitcoin 2.1 is designed as a low-cost and low-risk funding mechanism for energy infrastructure investments and has no objective around Bitcoin accumulation. The Board authorized the risk management committee to deploy up to (i) 100% of our Bitcoin in treasury, plus (ii) three months of expected forward production calculated on a rolling basis, plus (iii) $10.0 million under Bitcoin 2.1 to be actively managed and participate in volatility-targeting strategies.

During the year ended December 31, 2025, we recognized a net gain of $18.0 million, which consisted of unrealized gains on open positions of $1.3 million and realized gains on closed positions of $16.6 million.

During the year ended December 31, 2025, total cash cost per Bitcoin would be reduced to $75,400 after considering the realized and unrealized gain on Bitcoin option contracts.

III. LIQUIDITY AND CAPITAL RESOURCES (Continued)

4. Contractual Obligations

Our contractual obligations are summarized in Note 22 (Financial instruments - b. Risk management policy - Liquidity risks) to the Financial Statements.

5. Lawsuits

Our lawsuits are summarized in Note 27 (Commitments and Contingencies) to the Financial Statements.

6. Commitments

Our commitments are summarized in Note 27 (Commitments and Contingencies) to the Financial Statements.

7. Contingent liability

Our contingent liability is summarized in Note 27 (Commitments and Contingencies) to the Financial Statements.

III. LIQUIDITY AND CAPITAL RESOURCES (Continued)

8. Working Capital

	As of December 31,	As of December 31,
(U.S. $ in thousands except where indicated)	2025	2024	$ Change	% Change
Total Current Assets	826,465	213,735	612,730	287%
Total Current Liabilities	148,112	28,155	119,957	426%
Working Capital	678,353	185,580	492,773	266%

We continue to place importance on maintaining sufficient liquidity to fund our HPC/AI development activities. We also anticipate requiring additional funds to complete our 2026 growth plans. As of December 31, 2025, we had working capital of $678.4 million, compared to $185.6 million as of December 31, 2024.

The increase in working capital was largely due to our cash increasing by $513.9 million as explained in the “Liquidity and Capital Resources” section above. Our digital assets increased by $60.2 million, mainly due to our Bitcoin balance increasing by 775, partially offset by a lower Bitcoin price as of December 31, 2025.

We had a $19.2 million increase in assets “held for sale” mainly due to the reclassification of the assets of the Paso Pe Bitcoin data center as “held for sale” for $25.3 million. Inventories increased by $7.5 million mainly attributable to (i) the acquisition of Stronghold, (ii) the acquisition of Mining repairs equipment, and (iii) the accelerated purchase of inventories. We had an $18.5 million increase in RECs and WTCs derived from Stronghold’s refuse operations. In addition, accounts receivables increased by $4.2 million due to the Stronghold acquisition and its plant-related energy sales.

The increase was partially offset by a $20.7 million increase in accounts payable and accrued expenses, largely due to (i) $11.8 million attributable to Stronghold, and (ii) the accrued liability of $9.2 million related to custom duties. Our short-term prepaid deposits decreased by $8.2 million mainly relating to the usage up to May 2025 of the prepayment of electricity to our energy supplier in Argentina during FY 2024, and the subsequent write-down of the remaining portion of the prepayment. Lastly, there was a $2.8 million increase in derivative liabilities due to higher open position of Bitcoin options and selling contracts as of December 31, 2025.

VI. CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We describe our most significant accounting policies in detail in Note 2 (Significant Accounting Policies) to our consolidated financial statements, included elsewhere in this Annual Report. Management regularly evaluates its estimates and their underlying assumptions using historical experience and other factors it believes to be reasonable under the circumstances. The following select accounting policies and estimates are believed to be critical to understanding this MD&A, but are not limited to:

Estimation of useful lives of property, plant, and equipment

Property, plant and equipment are carried at cost, including directly attributable costs, less accumulated depreciation, accumulated impairment losses and any related investment grants, and include the initial estimate of the costs of dismantling and removing the item and restoring the site on which the item is located when a legal obligation exists at the time the asset is placed in service. We determine the estimated useful lives, residual values and related depreciation expense based on historical experience, anticipated usage, technological changes and replacements schedules. Determining useful lives requires judgment regarding the expected period over which the assets will provide economic benefits, and is subject to uncertainty, particularly in industries where assets may become obsolete due to technological innovation or changes in business strategy. Management periodically reviews these estimates and adjusts them when events or changes in circumstances indicate that the current estimated useful lives may no longer be appropriate, which would affect the timing and amount of depreciation expense, resulting in changes that could have a material impact on our financial results in future periods.

Impairment of long-lived assets

Our long-lived assets (including property, plant, and equipment, right-of-use assets and intangible assets with finite useful lives) are assessed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of potential impairment are present, we prepare a projected undiscounted cash flow analysis for the respective asset or asset group, and if the sum of the undiscounted cash flow is less than the carrying amount of the asset or asset group, an impairment loss is recognized equal to the excess of the carrying amount over the fair value of the asset or asset group. Impairment losses are recognized in the consolidated statements of operations in the period in which the impairment is identified and are not reversed in subsequent periods.

Indicators of impairment may include significant declines in market demand, adverse changes in business or economic conditions, technological obsolescence, or a decision to significantly modify or dispose of an asset. These estimates require significant judgment and are sensitive to changes in assumptions regarding future revenues, operating costs and market conditions. Actual future outcomes could result in different conclusions that could materially affect the consolidated financial statements.

Measurement of financial instruments

We measure certain derivative financial instruments and assets at fair value either on a recurring or non-recurring basis depending on their nature. Derivative financial instruments reflect the estimated amounts that we would receive or pay, taking into consideration counterparty risk or our credit risk, and in the case of embedded derivatives, are determined using a combination of the Monte Carlo simulation model to simulate future prices based on probability factors and the Black-Scholes Model. Derivative financial instruments include, but are not limited, to Bitcoin option and selling contracts, Bitcoin redemption options and capped calls. Changes in fair value are recognized in (Loss) gain on derivative assets and liabilities, and may have a material impact on the amounts reported in our financial statements.

VII. RECENT AND SUBSEQUENT EVENTS

Our recent and subsequent events are summarized in Note 28 to the Financial Statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Market value and price risk of Bitcoin

We hold a significant amount of Bitcoin, and therefore are exposed to the impact of market price changes in Bitcoin. The price of Bitcoin is volatile, and is impacted by factors such as global economic conditions, regulatory developments affecting digital assets, technological changes in the blockchain ecosystem, market liquidity and shifts in investor demand. Further, the rewards for each Bitcoin mined are subject to “halving” adjustments at predetermined intervals.

As of December 31, 2025, we held 1,996 Bitcoin with a fair market value of $174.7 million, reflecting a fair value of a single Bitcoin of approximately $87,500. A decline in the fair market value of Bitcoin could reduce the value of our digital asset holdings and negatively affect our revenue and profitability and could also reduce the amount of cash available to the Company upon disposition of these holdings, which may adversely affect our liquidity. A 10% increase or decrease in the market value of Bitcoin over the course of the year ended December 31, 2025, would have increased or decreased our revenue by $20.6 million for the year and would have had a material effect on our total revenue as at that date.

Impact of tariffs

Changes in government and economic policies, incentives, trade regulations, or tariffs may have a material adverse impact on hardware and equipment that we import, our business, prospects, operations and financial performance. In addition to those tariffs which have already come into effect, additional tariffs and trade restrictions may be suggested in the future, which, if they were to be enacted, could further impact our business. While the final scope, timing, and application of recently announced or proposed changes in U.S. trade policy remain uncertain, increases in tariffs on imported equipment, as well as the potential imposition of retaliatory tariffs by foreign jurisdictions, could materially increase our equipment and infrastructure costs or limit the availability of certain components, our ability to procure equipment on a timely basis or at cost-effective levels, which in turn may impact project timelines, capital expenditures, and operating margins. We continuously monitor developments in trade policy and may adjust our procurement strategies, sourcing arrangements, or deployment plans in response to such changes. Any such developments could negatively affect our overall financial performance.

Interest rate risk

We have limited exposure to interest rate risk, which is the risk that a financial instrument’s value will fluctuate as a result of changes in the market interest rates on variable interest-bearing financial instruments. As of December 31, 2025, we do not use derivatives to mitigate interest rate exposures. We only hold cash and maintain our cash balance with major financial institutions that are insured by the Federal Deposit Insurance Corporation.

Item 8. Financial Statements and Supplementary Data

BITFARMS LTD.
TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bitfarms Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bitfarms Ltd. and its subsidiaries (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control ‒ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control ‒ Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s Annual Report on Form 10-K. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Stronghold Digital Mining, Inc. from its assessment of internal control over financial reporting as of December 31, 2025, because it was acquired by the Company in a purchase business combination during 2025. We have also excluded Stronghold Digital Mining, Inc. from our audit of internal control over financial reporting. Stronghold Digital Mining, Inc. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 12.2% and 27%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenues from sale of computational power used for hashing calculations

As described in Notes 2, 11 and 25 to the consolidated financial statements, the Company recorded $264.9 million of revenues from sale of computational power used for hashing calculations to mining pool operators for the year ended December 31, 2025, of which $58.7 million are included within discontinued operations. A significant portion of this revenue was sold to one mining pool operator (the Mining Pool Operator). In exchange for providing computational power to mining pool operators, the Company receives non-cash consideration in the form of Bitcoin based on a prescribed formula, and accounts for the Bitcoin to be received as variable consideration.

The principal considerations for our determination that performing procedures relating to revenues from sale of computational power used for hashing calculations is a critical audit matter are the significant judgment used by the auditor in determining the procedures to be performed over the revenue balance and a high degree of auditor effort required to perform the procedures to test (i) the computational power provided to the Mining Pool Operator; (ii) the associated contractual amounts the Company is entitled to receive in return for providing the computational power; and (iii) the quantity of the Bitcoin received from the Mining Pool Operator.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of certain controls relating to the revenues from the sale of computational power used for hashing calculations. These procedures also included, among others, (i) testing the computational power provided to the Mining Pool Operator by confirming directly with the Mining Pool Operator; (ii) testing the associated contractual amounts the Company is entitled to receive by recalculating the amount based on the prescribed formula; (iii) agreeing all the Bitcoin received directly to the blockchain and tracing all receipts during the year to the Company’s wallet addresses by using our proprietary software; and (iv) testing the settlement and ending balances of Bitcoin or cash by agreeing to third-party custodian data and the Company’s bank statements.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

Toronto, Canada

March 31, 2026

We have served as the Company’s auditor since 2020.

BITFARMS LTD.
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars - audited)

	As of December 31,	As of December 31,
	2025	2024
Assets
Current
Cash	573,462	59,542
Accounts receivable, net	5,471	1,259
Digital assets	174,726	87,298
Digital assets - restricted	5,559	32,826
Other assets	2,825	4,282
Rights to renewable energy credits and waste tax credits	18,478	—
Assets held for sale	28,664	9,419
Short-term prepaid deposits	6,317	14,554
Inventories	8,676	1,137
Derivative assets	2,287	3,418
Total current assets	826,465	213,735
Non-current
Restricted cash	57,500	—
Property, plant and equipment, net	358,333	237,255
Operating lease right-of-use assets, net	11,103	21,299
Finance lease right-of-use assets, net	2,127	2,281
Long-term deposits and equipment prepayments	31,033	44,572
Refundable deposits	350	14,216
Intangible assets, net	2,983	4,636
Assets held for sale	—	125,138
Investment in equity securities	1,250	—
Long-term derivative assets	5,200	—
Total assets	1,296,344	663,132
Liabilities
Current
Accounts payable and accrued expenses	46,443	25,792
Current portion of long-term debt	97,022	146
Current portion of operating lease liabilities	1,490	1,959
Current portion of finance lease liabilities	235	130
Derivative liabilities	2,922	128
Total current liabilities	148,112	28,155
Non-current
Long-term debt	572,447	1,430
Operating lease liabilities	10,606	17,440
Finance lease liabilities	1,978	2,310
Deferred tax liability	65	65
Other non-current liabilities	2,761	2,586
Total liabilities	735,969	51,986

Commitments and contingencies (Note 27)

Stockholders’ equity
Common stock - no par value; Authorized – unlimited number of shares; Issued and outstanding – 601,579,999 and 479,332,885 shares	1,064,572	837,764
Additional paid-in capital	108,284	101,319
Accumulated deficit	(612,481)	(327,937)
Total stockholders’ equity	560,375	611,146
Total liabilities and stockholders’ equity	1,296,344	663,132

See accompanying notes to the consolidated financial statements

BITFARMS LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of U.S. dollars, except per share amounts - audited)

	Year ended December 31,
	2025	2024	2023

Revenues	229,276	133,274	120,400
Cost of revenues	(248,180)	(149,186)	(144,142)
Gross loss	(18,904)	(15,912)	(23,742)

Operating expenses
General and administrative expenses	(78,339)	(61,925)	(33,867)
Change in fair value of digital assets	(50,522)	26,015	7,558
Realized gain on sale of digital assets	28,219	27,209	7,713
(Loss) gain on disposition of property, plant and equipment and deposits	(1,612)	227	(2,055)
Impairment of long-lived assets and deposits	(28,442)	(3,628)	(5,604)
Operating loss	(149,600)	(28,014)	(49,997)

Interest income	6,288	6,037	1,420
Interest expense	(8,623)	(745)	(2,865)
(Loss) gain on derivative assets and liabilities	(50,415)	17,819	48
Gain on extinguishment of long-term debt	—	—	12,835
Other expense	(6,063)	(2,110)	(1,528)
Total other (expense) income	(58,813)	21,001	9,910
Loss before taxes from continuing operations	(208,413)	(7,013)	(40,087)

Income tax (expense) recovery	(101)	(346)	154
Loss from continuing operations	(208,514)	(7,359)	(39,933)
Loss from discontinued operations	(76,030)	(21,006)	(15,578)
Net loss	(284,544)	(28,365)	(55,511)

Loss per common share
Basic and diluted loss per share from continuing operations	(0.38)	(0.02)	(0.15)
Basic and diluted loss per share from discontinued operations	(0.14)	(0.05)	(0.06)
Basic and diluted loss per share	(0.52)	(0.07)	(0.21)
Weighted average number of common shares outstanding
Basic and diluted	551,676,757	414,669,947	262,237,117

See accompanying notes to the consolidated financial statements

BITFARMS LTD.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Expressed in thousands of U.S. dollars, except number of shares - audited)

	Number of shares	Common stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Balance as of January 1, 2023	224,200,170	412,233	78,370	(244,061)	246,542
Net loss	—	—	—	(55,511)	(55,511)
Stock-based compensation	—	—	10,915	—	10,915
Issuance of common shares	97,386,182	99,973	—	—	99,973
Issuance of equity warrants	—	—	10,457	—	10,457
Settlement of restricted share units	250,002	692	(692)	—	—
Exercise of stock options and warrants	12,316,976	18,503	(5,521)	—	12,982
Balance as of December 31, 2023	334,153,330	531,401	93,529	(299,572)	325,358
Net loss	—	—	—	(28,365)	(28,365)
Stock-based compensation	—	—	12,681	—	12,681
Issuance of common shares	137,006,905	292,534	—	—	292,534
Settlement of restricted share units	416,666	1,116	(1,116)	—	—
Exercise of stock options and warrants	7,755,984	12,713	(3,775)	—	8,938
Balance as of December 31, 2024	479,332,885	837,764	101,319	(327,937)	611,146
Net loss	—	—	—	(284,544)	(284,544)
Stock-based compensation	—	—	14,984	—	14,984
Issuance of replacement stock-based compensation	—	—	232	—	232
Issuance of common shares	97,983,548	172,794	—	—	172,794
Issuance of equity warrants	—	—	20,088	—	20,088
Settlement of restricted share units	2,744,083	4,430	(4,430)	—	—
Exercise of stock options and warrants	27,783,304	60,849	(25,220)	—	35,629
Settlement of share awards	1,543,320	1,558	(1,558)	—	—
Repurchase and cancellation of common shares	(7,807,141)	(12,823)	2,869	—	(9,954)
Balance as of December 31, 2025	601,579,999	1,064,572	108,284	(612,481)	560,375

See accompanying notes to the consolidated financial statements

BITFARMS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. dollars - audited)

	Year ended December 31,
	2025	2024	2023

Cash flows from (used in) operating activities
Net loss	(284,544)	(28,365)	(55,511)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	122,630	135,424	84,323
Impairment of long-lived assets and deposits	101,843	3,628	12,586
Total other expense (income)	58,969	(21,102)	(8,846)
Digital assets earned and hosting revenue received in Bitcoin	(262,931)	(186,527)	(141,306)
Stock-based compensation	14,984	12,681	10,915
Income tax expense (recovery)	833	(186)	2,232
Renewable energy credits earned	(22,763)	—	—
(Gain) loss on disposition of assets and other	(5,457)	(691)	1,598
Digital assets exchanged for services	9,992	1,463	—
Realized gain on disposition of digital assets	(28,219)	(27,209)	(7,713)
Asset retirement obligation accretion expense	222	270	214
Change in fair value of digital assets	50,522	(26,015)	(7,558)
Interest income received	4,626	5,649	1,787
Interest expenses paid	(1,259)	(1,738)	(13,923)
Income taxes (paid) received	(427)	(1,510)	11,590
Proceeds from disposition of renewable energy and waste tax credits	13,274	—	—
Changes in non-cash working capital components	1,111	(7,479)	2,725
Net change in cash related to operating activities	(226,594)	(141,707)	(106,887)

Cash flows from (used in) investing activities
Proceeds from sale of digital assets	171,091	152,135	129,309
Purchase of property, plant and equipment and intangible assets	(100,297)	(286,919)	(48,436)
Proceeds from sale of property, plant and equipment and assets held for sale	34,565	5,460	3,111
Costs related to purchase and sale of assets held for sale	(7,988)	—	—
Purchase of marketable securities	(33,975)	(22,375)	(36,262)
Proceeds from disposition of marketable securities	33,962	24,688	48,507
Refundable Hosting Deposit	—	(15,600)	—
Purchase of derivative assets and liabilities	(154,443)	(13,961)	—
Settlement of derivative assets and liabilities	172,915	31,120	—
Equipment and construction prepayments	(20,164)	(52,935)	(22,869)
Proceeds from disposal of business	63,038	—	—
Acquisition of business	(48,084)	—	—
Investment in equity securities	(1,250)	—	—
Acquisition of assets	(5,626)	—	(2,394)
Net change in cash related to investing activities	103,744	(178,387)	70,966

Cash flows from (used in) financing activities
Repayment of long-term debt	(785)	(4,141)	(30,545)
Proceeds from long-term debt, net of transaction costs	666,469	1,695	—
Repayment of finance lease liabilities	(820)	(1,079)	(2,458)
Lease incentive received	—	714	—
Issuance of common shares and warrants	72,747	289,534	109,074
Exercise of stock options and warrants	35,711	8,883	12,983
Purchase of capped calls	(69,090)	—	—
Repurchase and cancellation of common shares	(9,954)	—	—
Net change in cash related to financing activities	694,278	295,606	89,054

Net increase (decrease) in cash and restricted cash	571,428	(24,488)	53,133
Cash, beginning of the year	59,542	84,038	30,887
Exchange rates differences on currency translation	(8)	(8)	18
Cash and restricted cash, end of the year	630,962	59,542	84,038
Cash flows from (used in) discontinued operations	13,147	2,131	(1,114)

See accompanying notes to the consolidated financial statements

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 1: ORGANIZATION

Bitfarms Ltd. (the “Company” or “Bitfarms”) is a North American digital and energy infrastructure company in transition to developing, owning, and operating data center facilities and energy infrastructure for high-performance computing (“HPC”) and artificial intelligence (“AI”) workloads. The Company currently maintains its legacy North American Bitcoin Mining operations to help fund its development efforts. These activities are comprised mainly of selling its computational power used for hashing calculations for the purpose of cryptocurrency mining in multiple jurisdictions that include Canada, the United States and Paraguay. Refer to Note 11 for disclosures related to discontinued operations in Paraguay and Argentina. 9159-9290 Québec Inc. (“Volta”), a wholly-owned subsidiary of the Company, assists the Company in building and maintaining its Canadian data centers and provides electrician services to both commercial and residential customers in Québec, Canada.

Bitfarms owns and operates data centers housing computers (referred to as “Miners”) designed for the purpose of validating transactions on the Bitcoin Blockchain (referred to as “Mining”). Bitfarms generally operates its Miners 24 hours per day to produce computational power used for hashing calculations (measured by hashrate) that Bitfarms sells to Mining Pool operators under a formula-driven rate commonly known in the industry as Full Pay Per Share (“FPPS”). Under FPPS, Mining Pool operators compensate Mining companies for their computational power used for hashing calculations, measured by hashrate, based on what the Mining Pool operator would expect to generate in revenue for a given time period if there was no randomness involved. The fee paid by a Mining Pool operator to Bitfarms for its computational power used for hashing calculations may be in cryptocurrency, U.S. dollar, or another currency. However, the fees are paid to Bitfarms on a daily basis in Bitcoin (as defined below). Bitfarms accumulates the cryptocurrency and transaction fees it receives or exchanges them for U.S. dollar through reputable and established cryptocurrency trading platforms.

Terms and definitions

In these financial statements, the terms below have the following definitions:

	Term	Definition
1	Backbone	Backbone Hosting Solutions Inc.
2	Backbone Argentina	Backbone Hosting Solutions SAU
3	Backbone Mining	Backbone Mining Solutions LLC
4	Backbone Paso Pe	D&N Ingenieria SA
5	Backbone Paraguay	Backbone Hosting Solutions Paraguay SA
6	Backbone Sharon	Backbone Sharon LLC
7	Backbone Yguazu	Zunz SA
8	Volta	9159-9290 Québec Inc.
9	BVVE	Blockchain Verification and Validation Equipment (primarily Miners and Mining-related equipment)
10	MW	Megawatt
11	ARS	Argentine pesos
12	BTC	Bitcoin
13	CAD	Canadian dollars
14	USD	United States dollars

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company also consolidates certain variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements also include the Company’s discontinued operations, consisting of the Company’s Paraguay and Argentina operations.

The consolidated financial statements are presented in USD and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) including the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding financial reporting.

Additionally, since there are no differences between net income (loss) and comprehensive income (loss), all references to comprehensive income (loss) have been excluded from the consolidated financial statements.

Nature of variable interest entities (VIEs)

Certain of the Company’s wholly-owned subsidiaries are considered VIEs primarily because their equity investment at risk isn’t sufficient to permit the entities to finance their activities without additional subordinated financial support. The Company has determined that it is the primary beneficiary of each of its consolidated VIEs because it has the power to direct the activities that most significantly affect the economic performance of the VIEs and the obligation to absorb losses or the right to receive benefits that could potentially be significant. Accordingly, the assets, liabilities, revenues and expenses of these VIEs are included in the Company’s consolidated financial statements. The consolidated VIEs do not have assets that are restricted to settling the obligations of the VIEs, and creditors of the VIEs do not have recourse solely to the assets of the VIEs. As a result, separate presentation of VIE assets and liabilities on the consolidated balance sheets is not required. The Company’s maximum exposure to loss as a result of its involvement with the consolidated VIEs is reflected in the carrying amounts of the assets and liabilities included in the consolidated financial statements. The Company did not provide financial or other support to its consolidated VIEs during the periods presented that it was not previously contractually required to provide.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated balance sheets and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ materially from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s consolidated financial statements include revenue recognition; measurement of digital assets; determination of the useful lives, residual values, depreciation method and recoverability of long-lived assets; impairment analysis of property, plant and equipment; allocating the fair value of purchase consideration to assets acquired and liabilities assumed in business combinations and measurement of financial instruments.

Foreign currencies

The Company’s functional currency is the USD as all of its cryptocurrency Mining revenues, most of its capital expenditures and most of its financing are measured or transacted in USD. In addition, the Company’s reporting currency is USD. Transactions in foreign currencies are initially recorded at the exchange rate in effect on the transaction date. Monetary assets and liabilities in foreign currencies are subsequently translated into the functional currency at the exchange rate in effect at each reporting date. Exchange rate differences, other than those capitalized to qualifying assets or carried to equity in hedging transactions, are included in profit or loss. Non-monetary assets and liabilities in foreign currencies stated at cost are translated at the exchange rate in effect at the transaction date. Non-monetary assets and liabilities in foreign currencies carried at fair value are translated at the exchange rate at the date on which the fair value was determined.

Business combinations

The Company first evaluates whether an acquired set of activities and assets meets the definition of a business in accordance with ASC 805, Business Combinations. If the acquired set does not meet the definition of a business, the transaction is accounted for as an asset acquisition. In an asset acquisition, the cost of the acquisition, including transaction costs, is allocated to the identifiable assets acquired and liabilities assumed based on their relative fair values at the acquisition date. No goodwill is recognized in an asset acquisition.

The Company accounts for business combinations using the acquisition method when it has obtained control. The Company measures goodwill as the fair value of the consideration transferred including the fair value of any non-controlling interest recognized, less the net recognized amount of the identifiable assets acquired and liabilities assumed, all measured at their fair value as of the acquisition date. Transaction costs, other than those associated with the issuance of debt or equity securities, that the Company incurs in connection with a business combination are expensed as incurred.

When the initial accounting for a business combination has not been finalized by the end of the reporting period in which the transaction occurs, the Company reports provisional amounts. Provisional amounts are adjusted during the measurement period, which does not exceed one year from the acquisition date. These measurement period adjustments, or recognition of additional assets or liabilities, reflect new information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the amounts recognized at that date. The cumulative impact of measurement period adjustments to the provisional amounts are recognized in the period that the adjustment is determined.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of the revenue standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

1)	Identify the contract with the customer
2)	Identify the performance obligations in the contract
3)	Determine the transaction price
4)	Allocate the transaction price to the performance obligations in the contract, and
5)	Recognize revenue when the company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

●	The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and
●	The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

●	Variable consideration
●	Constraining estimates of variable consideration
●	The existence of a significant financing component
●	Non-cash consideration
●	Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time, as appropriate.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue recognition (Continued)

The Company has four revenue streams: i) sale of computational power used for hashing calculations, ii) energy sales, iii) hosting agreements and iv) electrical services.

i.	Revenues from the sale of computational power used for hashing calculations

The Company has entered into arrangements with Mining pool operators, which are the Company’s customers in accordance with ASC 606, and has undertaken the single performance obligation of providing a service to perform hash calculation services in exchange for non-cash consideration in the form of Bitcoin, which is variable consideration. Providing hash calculation services to the Mining pool operators is an output of the Company’s ordinary business activities.

Bitcoin are calculated based on a formula which, in turn, is based on the hashrate contributed by the Company’s provided computing power used for hashing calculations allocated to the Mining pool operators, assessed over a 24-hour period, and distributed daily based on the FPPS formula. The Company assesses the estimated amount of the variable non-cash consideration to which it expects to be entitled for providing computational power used for hashing calculations at contract inception and subsequently determines whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The uncertainties regarding the daily variable consideration to which the Company is entitled for providing its computational power used for hashing calculations are no longer constrained at 23:59:59 UTC regardless of the timing of the Bitcoin received.

The amount earned is calculated based on the Company’s computing power used for hashing calculations provided to the Mining pool operators and the estimated (a) block subsidies and (b) daily average transaction fees which the Mining pool operators expect to earn, less (c) a Mining pool discount.

(a) Block subsidies refer to the block rewards that are expected to be generated on the Bitcoin network as a whole. The fee earned by the Company is first calculated by dividing (1) the total amount of hashrate the Company provides to the Mining pool operator, by (2) the total Bitcoin network’s implied hashrate (as determined by the Bitcoin network difficulty), multiplied by (3) the total amount of block subsidies that are expected to be generated on the Bitcoin network as a whole.

(b) Transaction fees refer to the total fees paid by users of the network to execute transactions. The fee paid by the Mining pool operator to the Company is calculated by dividing (1) the total amount of transaction fees that are actually generated on the Bitcoin network as a whole less the 3 largest and 3 smallest blocks, divided by (2) the total amount of block subsidies that are actually generated on the Bitcoin network as a whole less the 3 largest and 3 smallest blocks, multiplied by (3) the Company’s fee earned as calculated in (a) above. The Company is entitled to its relative share of consideration even if a block is not successfully added to the blockchain by the Mining pool.

(c) Mining pool discount refers to the discount applied to the total amount earned based on the FPPS formula otherwise attributed to computing power service providers for their sale of computing power used for hashing calculations as defined in the rate schedule of the agreement with the Mining pool operator.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue recognition (Continued)

i.	Revenues from the sale of computational power used for hashing calculations (Continued)

The Company is entitled to the fee from the Mining pool operators as calculated above regardless of the actual performance of the Mining pool operators. Therefore, even if the Mining pool operators do not successfully add any block to the blockchain in a given contract period, the fee remains payable by the Mining pool operators to the Company. Accordingly, the Company is not sharing in the earnings of the Mining pool operators. The Company’s enforceable right to compensation begins when, and continues as long as, the Company provides its services to the Mining pool operators, and the Company decides when to provide these services under the contracts.

The Company’s agreements with the Mining pool operators provide the Mining pool operators and the Company with the enforceable right to terminate the contract at any time without substantively compensating the other party for the termination. Upon termination, the Mining pool operators are required to pay the Company the amount due related to previously satisfied performance obligations. As a result, the Company has determined that the duration of the contract is less than 24 hours and the contract is continuously renewed throughout the day. Each contract period concludes at 23:59:59 UTC. The Company has also determined that the Mining pool operators’ renewal right is not a material right as the terms, conditions, and compensation amounts are at then-current market rates.

Bitcoin earned is received in full and can be paid in fractions of cryptocurrency. Revenues from providing a service to perform hash calculations for the Mining pool operators are recognized upon delivery of the service (i.e., when the Mining pool operators obtain control of the hash calculations) over a 24-hour period. The Company updates the estimated transaction price of the non-cash consideration received at its fair market value. Management estimates fair value daily based on the quantity of Bitcoin received multiplied by the price quoted from Coinbase Inc. (“Coinbase Prime”) on the day it was received. Management considers the prices quoted on Coinbase Prime to be a Level 1 input for fair value measurement purposes.

ii.	Revenue from electrical services

The Company sells electrical components and provides electrician installation of those components as well as repair and maintenance services. Revenues are recognized according to the stage of completion of the transaction as of the balance sheet date. The stage of completion is estimated based on the costs incurred for the transaction compared to the total estimated cost of completion for the project. Under this input-based measure, revenues are recognized in the reporting period in which the services are provided. In the event that the outcome of the contract cannot be measured reliably, the revenues are recognized to the extent of the recoverable expenses incurred.

iii.	Revenue from hosting services

The Company has entered into hosting agreements under which it operates Mining-related equipment on behalf of third parties within its facilities. Revenue from hosting agreements is recognized as the Company satisfies its performance obligation of operating the hosting equipment over time.

The consideration for the Company’s hosting agreement comprises (a) the variable cost-of-power fee, denominated in cash, and (b) a portion of the Bitcoin mined by the customer’s Mining-related equipment that the Company hosts, denominated in Bitcoin. The amount of consideration does not include a significant financing component and, therefore, is not adjusted for the effects of the time value of money in determining the transaction price.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue recognition (Continued)

iii.	Revenue from hosting services (Continued)

Estimates for variable cost-of-power fees and variable Bitcoin consideration are fully constrained. The Company includes these amounts in the transaction price only when it is probable that no significant revenue reversal will occur once the uncertainty is resolved. Each quarter, when uncertainty is resolved, the Company includes in the transaction price (a) the actual amount of the variable cost-of-power fee and (b) the noncash Bitcoin consideration equal to the product of (1) the Company’s share of Bitcoin Mined by customers’ hosted equipment during the period and (2) the quoted Bitcoin price in the Company’s principal market at contract inception. At the end of each reporting period, the Company also reassesses the estimated transaction price to determine whether an estimate of the variable consideration over the remaining contract term is fully constrained.

Because there is only one performance obligation to provide an integrated hosting service to the Company’s hosting customers, the entire transaction price described above is allocated to the single performance obligation and recognized over time as the integrated hosting service is provided. Since the variable consideration is fully constrained, the Company recognizes revenue based on the actual cost-of-power and Bitcoin Mining components of the transaction price each reporting period when uncertainty regarding the amount of variable consideration is resolved.

iv.	Energy revenue

The Company operates as a market participant through the Pennsylvania, New Jersey, Maryland Interconnection (“PJM”), a Regional Transmission Organization (“RTO”) that coordinates the movement of wholesale electricity. The Company sells energy from its Panther Creek and Scrubgrass generating plants in the open market in the PJM RTO in the real-time, location marginal pricing market. Revenues from the sale of energy are recognized as the energy is delivered as a series of distinct units that are substantially the same and have the same pattern of transfer to the customer over time and are, therefore, accounted for as a distinct performance obligation. Revenue from the sale of energy is recognized over time as energy volumes are generated and delivered to the RTO (which is contemporaneous with generation), using the output method based on megawatt hours for measuring progress. The Company applies the right to invoice practical expedient in recognizing revenue from the sale of energy. Under this practical expedient, revenue from the sale of energy is recognized based on the invoiced amount which corresponds directly with the value provided to the customer for the Company’s performance obligation completed to date.

Cost of revenues

Cost of revenues include costs directly attributable to the Company’s revenue-generating activities. These costs primarily consist of electricity and energy costs used in cryptocurrency mining operations, depreciation and amortization of mining equipment and related infrastructure, hosting expenses, infrastructure operating costs, and electrical components and related salaries.

Cost of revenues may also include inventory consumption, customs duties, and other costs directly associated with the operation and maintenance of Bitcoin data centers. Certain government incentives, including renewable energy credits (“RECs”), waste tax credits (“WTCs”), and sales tax recoveries are recognized as reductions of the related expenses when earned.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and cash equivalents

Cash and cash equivalents consist of deposits and short-term, highly-liquid investments with original maturities of three months or less. The Company only holds cash and maintains its cash in accounts at high-quality financial institutions that are insured by the Federal Deposit Insurance Corporation.

Rights to renewable energy credits and waste tax credits

The Company uses refuse, which is classified as a Tier II Alternative Energy Source under Pennsylvania law, to produce energy for sale. RECs are generated from renewable sources (i.e., refuse) and may be sold or traded. Government grants related to WTCs are issued by the Commonwealth of Pennsylvania.

The Company recognizes rights to RECs and WTCs as intangible assets when the underlying energy generation or waste coal consumption occurs. The quantity of RECs recognized is based on net megawatt-hour (“MWh”) generation during the period and estimated conversion rates derived from recent historical experience, while WTCs are recognized based on actual waste coal consumption multiplied by the applicable statutory credit rate.

The value of RECs recognized incorporates estimates of market prices based on recent transactions or pricing information obtained from third party brokers. RECs are generally certified by PJM approximately two months after the related generation, at which time estimates are updated as necessary. WTCs are typically certified by the Commonwealth of Pennsylvania in the year following the related waste coal consumption.

Simultaneously, as the rights to RECs and WTCs are recognized as intangible assets, a corresponding contra expense within cost of revenues is recognized to offset the fuel expenses incurred to produce energy. The Company is permitted and does sell these intangibles, recognizing a gain or loss on disposal in the consolidated statement of operations.

Income tax

Income taxes are comprised of current and deferred taxes. These taxes are accounted for using the asset and liability method. Current tax is recognized in connection with income for tax purposes, unrealized tax benefits and the recovery of tax paid in a prior period and measured using the enacted tax rates and laws applicable to the taxation period during which the income for tax purposes arose. Deferred tax is recognized on the difference between the carrying amount of an asset or a liability, as reflected in the financial statements, and the corresponding tax base used in the computation of income for tax purposes and measured using the enacted tax rates and laws as at the balance sheet date that are expected to apply to the income that the Company expects to arise for tax purposes in the period during which the difference is expected to reverse. Management assesses the likelihood that a deferred tax asset will be realized, and a valuation allowance is provided to the extent that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The determination of both current and deferred taxes reflects the Company’s interpretation of the relevant tax rules and judgment.

Income taxes are recognized in the consolidated statements of operations, except when they relate to an item that is recognized in other comprehensive loss or directly in equity, in which case, the taxes are also recognized in other comprehensive loss or directly in equity respectively. Where income taxes arise from the initial accounting for a business combination, these are included in the accounting for the business combination.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income tax (Continued)

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”), to enhance the transparency and decision usefulness of income tax disclosures by requiring disaggregated information about a reporting entity’s effective tax rate reconciliation and information on income taxes paid. The Company retrospectively adopted ASU 2023-09 in the year ended December 31, 2025. Refer to Note 19 for the required disclosures.

Digital assets

Digital assets are received as non-cash consideration for providing computational power used for hashing calculations and hosting services, in accordance with the Company’s revenue recognition policy under ASC 606. Digital assets are classified as current assets in the consolidated balance sheets as they are highly liquid, and the Company expects to realize them in cash within twelve months.

The Company adopted ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”) as of January 1, 2023. As a result, digital assets are measured at fair value each reporting period, with changes in fair value recognized in the consolidated statements of operations. The fair value of digital assets is measured using the period-end closing price from the Company’s principal market, which is Coinbase Prime. When the Company sells digital assets, gains or losses from the disposal are measured as the difference between the cash proceeds and the cost basis, determined using a weighted average cost method.

Inventories

Electronic and networking components, waste coal, limestone, and fuel oil are valued at the lower of average cost or net realizable value and include all related transportation and handling costs. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and unusable inventory and recognizes an allowance to reduce such inventories to net realizable value as necessary.

Assets held for sale

The Company classifies long-lived assets or an asset group to be sold as “held for sale” in the period in which all of the following criteria are met: (i) the Company is committed to their sale, (ii) the assets are available for immediate sale in their present condition, (iii) there is a program to locate a buyer, (iv) it is probable that a sale will be completed within one year from the date of classification, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. From the date of such initial classification, the assets are no longer depreciated and are presented separately as current assets at the lower of their carrying amount and fair value less costs to sell, and any related liabilities (in the asset group) are separately classified as current liabilities.

Discontinued operations

A discontinued operation is a component of the Company that has either been abandoned, sold or classified as “held for sale” and represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant and Equipment, Net

Property, plant and equipment are carried at cost, including directly attributable costs, less accumulated depreciation, accumulated impairment losses and any related investment grants, and excluding day-to-day servicing expenses. Cost includes spare parts and auxiliary equipment used in connection with plant and equipment. The cost of an item of property, plant and equipment includes the initial estimate of the costs of dismantling and removing the item and restoring the site on which the item is located when a legal obligation exists at the time the asset is placed in service.

Interest related to construction of assets is capitalized when the financial statement effect of capitalization is material, construction of the asset has begun, and interest is being incurred. Interest capitalization ends at the earlier of the asset being substantially complete and ready for its intended use or when interest costs are no longer being incurred.

Property, plant and equipment are depreciated as follows:

Asset Class	Depreciation Method	Depreciation period
BVVE
Miners	Straight-line	3 years
Mining-related equipment	Straight-line	5 years
Leasehold improvements	Straight-line	Shorter of the lease term and the expected life of the improvement
Machinery and equipment	Straight-line	5 to 30 years
Buildings	Declining balance	4%
Power Plants	Declining balance	4%
Vehicles	Declining balance	30%

The useful life, depreciation method and residual value of an asset are reviewed at least each year-end and any changes are accounted for prospectively as a change in accounting estimate. Depreciation of an asset ceases at the earlier of the date that the asset is classified as “held for sale” and the date that the asset is derecognized.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Continued)

Leases

Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company determines whether an arrangement contains a lease at the inception of the arrangement in accordance with ASC 842, Leases.

The Company determines lease classification at lease commencement as either operating or finance. The Company recognizes a ROU asset and a corresponding lease liability at lease commencement for leases with a term greater than 12 months. Lease liabilities are measured at the present value of lease payments over the lease term.

The Company has elected not to recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less that do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. The Company continues to recognize the lease payments associated with these leases as expenses as incurred over the lease term.

The Company generally uses its incremental borrowing rate to determine the present value of lease payments as the rate implicit in the lease is not readily determinable.

Additional quantitative information regarding the Company’s leases, including lease costs and maturity analyses of lease liabilities are disclosed in Note 18.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Continued)

Leases (Continued)

For finance leases, lease liabilities are increased to reflect the accretion of interest and reduced for the lease payments made. ROU assets are depreciated over the shorter of the lease term and the estimated useful lives of the assets, as follows:

Asset Class	Depreciation Method	Depreciation period
Leased premises	Straight-line	4-10 years
Machinery and equipment	Straight-line	3-4 years
Vehicles and other	Straight-line	3-5 years
BVVE	Straight-line	3 years

For operating leases, the lease expense is recognized on a straight-line basis over the lease term and is included in cost of revenues and general and administrative expenses in the consolidated statements of operations, depending on the nature of the asset.

Variable lease payments are generally expensed as incurred and include certain index-based changes in rent, certain performance or usage-based payments, and other charges included in the lease.

Intangible assets

Intangible assets consist of acquired software and access rights to electricity with finite useful lives. Intangible assets acquired separately are initially measured at cost plus direct acquisition costs. Intangible assets acquired in business combinations are measured at their fair value as of the acquisition date.

Intangible assets are amortized as follows:

Asset Class	Amortization Method	Amortization period
Systems software	Sum of years	5 years
Access rights to electricity	Straight-line	Lease term of the data center or the access rights period

The amortization period and the amortization method for an intangible asset are reviewed at least each year end and any changes are accounted for prospectively as a change in accounting estimate.

Impairment of long-lived assets

The Company’s long-lived assets (including property, plant and equipment, right-of-use assets and intangible assets with finite useful lives) are assessed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

In order to determine if assets have been impaired, assets are grouped and tested at the lowest level for which identifiable independent cash flows are available (“asset group”). When indicators of potential impairment are present, the Company prepares a projected undiscounted cash flow analysis for the respective asset or asset group over the remaining useful life of the asset or asset group. If the sum of the undiscounted cash flow is less than the carrying amount of the asset or asset group, an impairment loss is recognized equal to the excess of the carrying amount over the fair value of the asset or asset group, if any. Fair value is generally determined using discounted cash flow techniques or other valuation methods consistent with the market participant assumptions, as applicable. Impairment losses are recognized in the consolidated statements of operations in the period in which the impairment is identified and are not reversed in subsequent periods.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of financial assets

The Company recognizes an allowance for potentially uncollectable accounts under the current expected credit loss (“CECL”) impairment model in accordance with ASC 326, Financial Instruments – Credit Losses, for all financial assets measured at amortized cost, including accounts receivable and refundable deposits. The CECL impairment model requires an estimate of expected credit losses measured over the contractual life of an instrument, which considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model the Company considers many factors, including the aging of the balances, collection history, the counterparty’s credit rating, current economic conditions, and reasonable and supportable forecasts, among other factors. The allowance is estimated as the difference between all contractual cash flows that are due to the Company in accordance with the contract and all the cash flows that the Company expects to receive, which may be discounted at the original effective interest rate (“EIR”), when the effect of discounting is material. Bad debts are written off against the allowance after all collection efforts have ceased.

Non-hedge derivative instruments

The Company enters into Bitcoin option contracts to reduce the risk of variability of cash flows resulting from the fluctuations in the Bitcoin price that impact future sales of digital assets. In addition, the Company entered into contracts and earned premiums by agreeing to sell Bitcoin if the price reached specific targets (“Bitcoin call option’’) to reduce the risk of variability of cash flows. These derivatives are not designated for hedge accounting under ASC 815, Derivatives and Hedging and are accounted for at fair value upon initial recognition and at each balance sheet date with changes in fair value recognized as gain or loss on derivative assets and liabilities within other income (expense) in the consolidated statement of operations.

Convertible debt

Upon issuance, the Company assesses the various terms and features of the convertible debt instruments to determine whether there are any embedded derivatives that are required to be accounted for separately from the host contract that do not qualify for a scope exception under ASC 815, Derivatives and Hedging (“ASC 815”) and recognized on the consolidated balance sheets at fair value. The fair value of bifurcated derivative liabilities, if any, are required to be revalued at each balance sheet date, with corresponding changes in fair value recognized in the consolidated statements of operations.

Convertible debt instruments that do not require bifurcation are accounted for as a single liability measured at amortized cost. The Convertible debt instruments are initially recorded at principal amount, net of issuance costs. Debt issuance costs are presented as a direct deduction from the carrying amount of the debt and are amortized to interest expense over the contractual term using the effective interest method. Interest expense includes the contractual coupon and amortization of issuance costs.

The fair value of the Convertible debt instruments is disclosed in accordance with ASC 825, Financial Instruments. Fair value is estimated using a discounted cash flow model based on the Company’s current borrowing rate for similar instruments and is classified within Level 2 of the fair value hierarchy under ASC 820, Fair Value Measurement.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Continued)

Capped Call Transactions

Capped call transactions entered into in connection with convertible debt issuances are evaluated under ASC 815-40 to determine whether they qualify for equity classification. Instruments that do not qualify for equity classification are recognized as derivative assets or liabilities and measured at fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations.

Fair value is determined using a monte carlo option pricing model that incorporates relevant market-based inputs, including the Company’s share price, expected volatility, risk-free interest rate, expected term and contractual terms of the instruments. The fair value measurement is classified within the appropriate level of the fair value hierarchy under ASC 820 based on the nature of the inputs used.

Fair value measurement

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Fair value measurement assumes that the transaction to sell the asset occurs in the principal market or, in the absence of a principal market, in the most advantageous market. The fair value of an asset or a liability is measured using the assumptions that market participants would use when pricing the asset or liability, assuming that market participants act in their economic best interest. For liabilities, fair value measurement reflects the effect of nonperformance risk, including the Company’s own credit risk.

The Company uses valuation techniques that are appropriate in the circumstances and for which sufficient data are available to measure fair value, maximizing the use of relevant observable inputs and minimizing the use of unobservable inputs. Fair value measurement of long-lived assets takes into account a market participant’s ability to generate economic benefits by using the asset in its highest and best use or by selling it to another market participant that would use the asset in its highest and best use.

The fair values are measured using the cost, market or income approaches. Assets and liabilities measured at fair value, or whose fair value is disclosed, are classified into categories within the fair value hierarchy based on the lowest level input that is significant to the overall fair value measurement. The determination of the level in the fair value hierarchy requires judgment, including the assessment of the significance of a particular input to the overall fair value measurement.

Level	Fair Value Hierarchy Level definitions
Level 1	Quoted (unadjusted) prices in active markets for identical assets or liabilities
Level 2	Observable, market-based inputs, other than quoted prices included in Level 1, for similar assets or liabilities that are directly or indirectly observable in the marketplace
Level 3	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation

Compensation expense for stock-based awards granted to employees and board members is measured at the grant-date fair value of the equity instruments. The fair value of stock options (“Options”) is determined using the Black-Scholes option pricing model. Restricted share units (“RSUs”) are measured based on the grant-date fair value of the Company’s common shares. The fair value of performance share units (“PSUs”) is determined using a Monte Carlo valuation model. Stock-based awards granted to non-employees are measured based on the fair value of the equity instruments expected to be issued in exchange for goods or services received.

Stock-based compensation expense is recognized within general and administrative expenses in the consolidated statement of operations, with a corresponding increase in additional paid-in capital, over the requisite service period. The Company has elected to account for forfeitures of awards as they occur.

Options and RSUs are service-based awards that vest in installments. The Company recognizes stock-based compensation expense using the graded vesting attribution method over the requisite service period.

PSUs are performance-based awards granted to senior management as part of the Company’s long-term incentive plan. PSUs entitle participants to receive a specified number of common shares of the Company, subject to the achievement of predetermined market and service conditions over a defined vesting period. PSUs vest in a single tranche at the end of the performance cycle, contingent upon the attainment of certain corporate performance objectives. The number of common shares issued upon vesting is subject to a performance multiplier based on the level of achievement of the performance objectives and may range from 0% to 200% of the target award. The likelihood of achieving the market condition is incorporated into the fair value of the PSUs and compensation expense will be recognized if the requisite service period is fulfilled even if the market condition is never satisfied.

Warrants

The Company accounts for warrants issued by the Company by first assessing whether the warrants meet all of the requirements for equity classification, including whether the warrants are indexed to the Company’s own shares of common stock and whether the warrant holders could require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time of issuance of the warrants and reassessed as of each subsequent balance sheet date while the warrants are outstanding. For issued warrants that do not meet all the criteria for equity classification, such warrants are required to be classified as liabilities initially at their fair value on the date of issuance and subsequently remeasured to fair value on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized in Other (expense) income within the consolidated statements of operations.

Earnings per share

Earnings per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Potential common shares are included in the calculation of diluted earnings per share if their effect dilutes earnings per share from continuing operations. Potential common shares that were converted during the period are included in diluted earnings per share only up to the conversion date, and from that date are included in basic earnings per share.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment reporting

Operating segments are identified based on the manner in which the Company’s Chief Executive Officer (“CEO”) as its chief operating decision maker (“CODM”) reviews financial information, evaluates operating performance, and allocates resources. Operating segments are defined as components of the Company that engage in business activities from which they may earn revenues and incur expenses, whose operating results are regularly reviewed by the CODM, and for which discrete financial information is available. The Company operates multiple Bitcoin data centers, each of which constitutes an operating segment. The Company aggregates operating segments into a single operating segment when the segments have similar economic characteristics and meet the aggregation criteria prescribed by ASC 280, Segment Reporting. The Company has aggregated all of its mining operating segments into a single operating segment, which is the Company’s only reportable segment, Cryptocurrency Mining, as the operating segments have similar economic characteristics. The CODM evaluates segment performance based on net income (loss). Refer to Note 24 for the Company’s segment and geographical disclosures.

Recently issued accounting pronouncements

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal Use Software (“ASU 2025-06”). ASU 2025-06 eliminates the distinction between software project development stages and clarifies the threshold applied to begin capitalizing costs. The new standard is effective for the Company for its annual and interim periods beginning January 1, 2028, and permits prospective, modified prospective, retrospective or early adoption. The Company is currently evaluating the impact of adopting the standard.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides an optional practical expedient when applying the guidance related to the estimate of expected credit losses for current accounts receivable and current contract assets resulting from transactions arising from contracts with customers. The new standard is effective for the Company for its annual and interim periods beginning January 1, 2026, with early adoption permitted. The Company is evaluating the impact of adopting the standard.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”), which amends the guidance for identifying the accounting acquirer in transactions involving the acquisition of a variable interest entity that meets the definition of a business. The guidance is intended to reduce diversity in practice and improve consistency in the application of acquisition accounting. The new standard is effective for the Company for its annual periods beginning January 1, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

In March 2025, the FASB issued ASU No. 2025-02, Liabilities (Topic 405): Amendments to SEC Paragraph Pursuant to SEC Staff Accounting Bulletin No. 122 (“ASU 2025-02”). ASU 2025-02 amends the Accounting Standard Codification to remove the text of SEC Staff Accounting Bulletin (“SAB”) 121, as rescinded by SAB 122. The new standard is effective immediately and did not have a material impact on the Company’s Consolidated Financial Statements.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently issued accounting pronouncements (Continued)

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”). ASU 2024-04 clarifies the accounting for induced conversions of convertible debt instruments and improves the consistency of accounting for settlements of convertible debt that occur at terms different from those specified in the original contract. The new standard is effective for the Company for its annual and interim periods beginning January 1, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosures of certain expenses in the notes of the financial statements, to provide enhanced transparency into the expense captions presented on the Consolidated Statements of Operations. Additionally, in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”), to clarify the effective date of ASU 2024-03. The new standard is effective for the Company for its annual periods beginning January 1, 2027 and for interim periods beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

NOTE 3: BUSINESS COMBINATION

On March 14, 2025 (the “Acquisition Date”), the Company acquired 100% of the issued share capital of Stronghold Digital Mining, Inc. (“Stronghold”) in a stock-for-stock merger transaction. Under the terms of the merger agreement, each Stronghold shareholder received 2.52 shares of Bitfarms for each Stronghold share they owned. A total of 59,866,609 common shares and 12,893,650 warrants were issued. In addition, the Company paid $51,060 on closing to retire Stronghold’s outstanding loans and other closing costs. The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The fair value of the 59,866,609 shares issued as part of the consideration paid for Stronghold was based on the published share price on March 14, 2025 of $1.11 per share. Issuance costs of $196, which were directly attributable to the issuance of the shares, were netted against the deemed proceeds.

As a result of the business combination, the pre-existing hosting agreements between the Company and Stronghold were effectively settled. A gain of $945 was recognized on the settlement of the Refundable Hosting Deposits. Refer to Note 15 and Note 22 for more details.

Stronghold is a vertically integrated power generation and data center company focused on environmental remediation and reclamation services in Pennsylvania, United States. The Stronghold transaction is aligned with the Company’s strategic objectives to diversify its operations and expand its presence in the United States through vertical integration of power generation and energy arbitrage capabilities.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 3: BUSINESS COMBINATION (Continued)

Details of the final purchase price allocation and the fair value of the net assets acquired on March 14, 2025 are as follows:

As of March 14,
2025

Purchase consideration
Cash paid through repayment of debts	44,982
Reimbursement of Stronghold’s acquisition-related costs	6,078
Fair value of shares issued	66,452
Fair value of warrants issued	11,477
Fair value of replacement stock-based compensation	232
Settlement of Refundable Hosting Deposits	15,474
Fair value of consideration transferred	144,695

Net identifiable assets acquired
Cash	2,976
Accounts receivable	1,095
Short-term prepaid deposits	1,732
Other assets (current)	118
Rights to renewable energy credits and waste tax credits	8,989
Inventories	3,269
Property, plant and equipment	152,264
Intangible assets, net	51
Operating and finance lease right-of-use assets	1,594
Other non-current assets	1,550
Accounts payable and accrued expenses	(23,488)
Current portion of long-term debt	(420)
Current portion of operating and finance lease liabilities	(800)
Long-term debt	(460)
Non-current operating and finance lease liabilities	(756)
Other non-current liabilities	(3,019)
Total net identifiable assets acquired	144,695

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 3: BUSINESS COMBINATION (Continued)

Total acquisition-related costs that were not directly attributable to the issuance of shares amounted to $7,081, of which $1,571 were incurred during the first quarter of 2025, and $5,510 were expensed during the year ended December 31, 2024. These amounts were included in general and administrative expenses in the consolidated statements of operations.

From the acquisition date through December 31, 2025, Stronghold’s total revenue and net income (net of tax) included in the consolidated statements of operations was $77,748 and $2,196, respectively.

The following pro-forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2024 for the indicated periods:

	Year ended December 31,
(unaudited)	2025	2024
Revenue from continuing operations	231,342	198,048
Net loss from continuing operations	(216,012)	(63,055)

The unaudited pro forma financial information should not be considered indicative of actual results that would have been achieved had the acquisition of Stronghold actually been consummated on the date indicated and does not purport to be indicative of the Company’s future financial position or operating results. These pro forma results include the impact of depreciation and amortization of property, plant and equipment and intangible assets acquired, and the impact of the acquisition on interest expense and income tax expense. No adjustments have been reflected in the pro forma financial information for anticipated growth and efficiency opportunities. There were no material nonrecurring pro forma adjustments directly attributable to the acquisition included within the unaudited pro forma financial information.

The following table presents the supplemental cash flow information:

Year ended December 31,
2025
Cash outflow, net of cash acquired
Cash consideration	51,060
Less: cash balances acquired	(2,976)
Net cash outflow related to investing activities	48,084

Measurement period adjustments

The Company obtained new information about amounts and the related facts and circumstances that existed at the Acquisition Date that should have been recognized as of the Acquisition Date.

During the second quarter of 2025, adjustment to recognize additional accrued liabilities and rights to energy credits of $1,500 and $3,104, respectively, were recognized with a corresponding net decrease of $1,602 in property, plant and equipment.

During the third quarter of 2025, an adjustment to recognize WTCs that existed as of the Acquisition Date of $5,885 was recognized with a corresponding decrease in property, plant and equipment. In addition, other adjustments of $1,462 were recognized with a corresponding increase in property, plant and equipment.

The measurement period adjustments are reflected in the final purchase price allocation table above.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 4: ACQUISITION OF ASSETS

Acquisition of leased property and energy agreements

On October 24, 2025, the Company acquired the previously leased site in Sharon, Pennsylvania, United States (“Sharon Property”), the energy rights and energy construction agreements for $5,000 and 8,500,000 common shares. The lease agreement for the site was terminated. Refer to Note 18 for details regarding the lease.

The acquisition of the Sharon Property does not meet the definition of a business combination as its primary assets consist mainly of land, building and contractual energy rights for up to 120 MW of power capacity and electrical construction contracts. Therefore, the transaction has been recorded as an acquisition of a group of assets.

The purchase price is as follows:

Purchase price
Cash consideration	5,000
Value of 8,500,000 common shares transferred at closing	33,745
Derecognition of lease liability	(9,014)
Right-of-use asset surrendered	10,055
Transaction costs	626
40,412

Assets acquired
Land	39,710
Building	702
40,412

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 5: RIGHTS TO RENEWABLE ENERGY CREDITS AND WASTE TAX CREDITS

	As of December 31,
	2025
	Rights to renewable energy credits	Rights to waste tax credits	Total
Balance as of January 1,	—	—	—
Additions related to business combination	3,104	5,885	8,989
Additions during the period	17,076	5,687	22,763
Less: sale of credits to third parties	(13,274)	—	(13,274)
Balance as of period end	6,906	11,572	18,478

NOTE 6: ACCOUNTS RECEIVABLE, NET

The balance of the allowance for credit losses on accounts receivable is as follows:

	As of December 31,	As of December 31,	As of December 31,
	2025	2024	2023
Balance as of January 1,	(63)	(51)	(37)
Current period allowance	—	(17)	(28)
Write offs charged against allowance	—	—	16
Recoveries collected	—	—	(1)
Allowance for credit losses	(3)	5	(1)
Balance as of December 31,	(66)	(63)	(51)

NOTE 7: OTHER ASSETS

	As of December 31,	As of December 31,
	2025	2024
Sales taxes receivable	1,065	2,681
Income taxes receivable	355	424
Other receivables	1,405	1,177
	2,825	4,282

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 8: DIGITAL ASSETS

Bitcoin transactions and the corresponding values for the years ended December 31, 2025 and 2024 were as follows:

	Year ended December 31,
	2025		2024
	Quantity	Value ($)	Quantity	Value ($)
Balance of digital assets including restricted digital assets as of January 1,	1,285	120,124	804	33,971
Bitcoin earned*	2,008	202,691	1,992	126,920
Bitcoin earned from discontinued operations	579	58,713	922	59,607
Hosting revenue received in Bitcoin	46	1,527	—	—
Bitcoin received in exchange for goods	10	1,128	—	—
Change in Bitcoin earned, not received	(6)	(512)	—	—
Bitcoin exchanged for cash	(1,765)	(171,091)	(2,419)	(152,135)
Bitcoin exchanged for goods and services	(97)	(9,992)	(14)	(1,463)
Realized gain on disposition of digital assets	—	28,219	—	27,209
Change in fair value of digital assets	—	(50,522)	—	26,015
Balance of digital assets including restricted digital assets as of December 31,*	2,060	180,285	1,285	120,124
Less: Restricted digital assets as of December 31,**	(64)	(5,559)	(351)	(32,826)
Balance of digital assets excluding restricted digital assets as of December 31,	1,996	174,726	934	87,298

*	Management estimates the fair value of Bitcoin earned on a daily basis as the quantity of cryptocurrency received multiplied by the price quoted on Coinbase Prime on the day it was received. Management considers the prices quoted on Coinbase Prime to be a Level 1 input under ASC 820, Fair Value Measurement.

**	As of December 31, 2025, Restricted digital assets comprise Bitcoin held by a third party in connection with Bitcoin selling contracts.

As of December 31, 2024, Restricted digital assets comprise Bitcoin payments (“Bitcoin Pledged”) to a third party as deposits for Miners. As the Company retains the contractual right to redeem the Bitcoin Pledged, the third party does not obtain control of the underlying asset and the arrangement does not meet the definition of a sale. Refer to Note 10, 14 and 22 for additional details.

NOTE 9: INVENTORIES

	As of December 31,	As of December 31,
	2025	2024
Waste, limestone and fuel oil*	5,805	—
Electronic and networking components	2,871	1,137
	8,676	1,137

* On the Acquisition Date, inventories from the Stronghold business combination amounted to $3,269. Refer to Note 3 for more details.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 10: DERIVATIVE ASSETS AND LIABILITIES

Bitcoin option and selling contracts

The Company purchased Bitcoin option contracts that provide it with the right, but not the obligation, to sell digital assets at a fixed price. The Company also entered into contracts and earned premiums by agreeing to sell Bitcoin if the Bitcoin price reached specific targets.

Bitcoin redemption options and redemption obligations

Starting in November 2024, the Company entered into purchase orders of Miners with a supplier which allows the Company to pay for the Miners in cash, Bitcoin or a combination of both. In the event that the Company elects to pay using Bitcoin (Bitcoin Pledged, as defined in Note 8) either in full or partially, the Company has the option to redeem the Bitcoin Pledged at the price originally pledged in four quarterly installments (“Bitcoin Installments”) within 12 months after the redemption period starts. The redemption period starts when the Miners are shipped. If the Company elects not to redeem one of the Bitcoin Installments, the Company forfeits the right to redeem the remaining Bitcoin Installments. The right to redeem the Bitcoin (“Bitcoin Redemption Option”) meets the definition of an embedded derivative.

A redemption obligation was recognized for the remaining Bitcoin Redemption Options for which Miners have been shipped, reflecting the Company’s obligation to either redeem the Bitcoin Pledged for cash or use the Bitcoin Pledged for the purchase of the Miners. As of December 31, 2025, the redemption obligation was nil since the Company exercised its option to redeem 393 Bitcoin for $37,097 and forfeited its remaining options to redeem 41 Bitcoin totaling $4,352 during the year ended December 31, 2025. No redemption obligation was recognized as of December 31, 2024, as the Miners ordered, for which the deposit payment in Bitcoin was made, had not yet been shipped.

Capped call transactions

In October 2025, in connection with the Convertible Notes, the Company entered into capped call transactions, with a cap price of $11.88 per share (representing a 125% premium over the reference price). The capped call transactions do not meet the scope exception from derivative accounting, as they fail the equity classification requirements as the Company cannot settle these transactions by means other than cash and are therefore treated as a derivative asset, which are measured at fair value.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 10: DERIVATIVE ASSETS AND LIABILITIES (Continued)

The following table summarizes the derivatives and reconciles the fair value measurement, which are classified within Level 2 of the fair value hierarchy:

	As of December 31,				As of December 31,
	2025				2024
	Capped call transactions	Bitcoin redemption options	Bitcoin option and selling contracts		Bitcoin redemption options	Bitcoin option and selling contracts

	Derivative Assets	Derivative Assets	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Assets	Derivative Liabilities
Balance as of January 1,	—	3,418	—	(128)	—	1,281	—
Initial recognition	69,090	1,072	—	—	1,349	—	—
Purchases	—	—	89,478	64,965	—	13,610	351
Settlement	—	—	(73,659)	(99,256)	—	(30,762)	(358)
Remeasurement recognized in statement of operations	(63,890)	(4,490)	(13,532)	31,497	2,069	15,871	(121)
Balance as of period end	5,200	—	2,287	(2,922)	3,418	—	(128)

Total derivative assets	2,287				3,418
Total long-term derivative assets	5,200				—
Total derivative liabilities	(2,922)				(128)

The following gain (loss) on derivatives is recognized in the consolidated statements of operations:

	Year ended December 31,
	2025	2024	2023
Gain (loss) on Bitcoin options and selling contracts
Unrealized change in fair value of outstanding contracts	1,323	(179)	409
Realized gain (loss) on settled contracts	16,642	15,929	(361)
	17,965	15,750	48
Gain (loss) on Bitcoin redemption options
Unrealized change in fair value	(2,069)	2,069	—
Realized loss on settled options	(2,421)	—	—
	(4,490)	2,069	—
Loss on Capped call transactions
Unrealized change in fair value	(63,890)	—	—

(Loss) gain on derivative assets and liabilities	(50,415)	17,819	48

Refer to Note 22 for more details of derivative instruments.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 11: ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

As of December 31, 2025 and 2024, the Company determined it had surplus Miners and Mining electrical equipment that met the criteria as “assets held for sale” under ASC 360-10-45 as of the respective balance sheet dates. These assets were measured at the lower of their carrying amount and fair value less costs to sell at the time of the classification. These surplus assets are not determined to be discontinued operations as their planned sale did not represent a strategic shift on the Company’s operations and financial results.

The fair value of these assets were determined using the market approach, which is based on recent sales prices for similar Miners and equipment. Such fair value measurements are a non-recurring Level 3 measurement under the fair value hierarchy. The key assumption used by Management to determine fair value is the most recent amount contracted with a third party for a comparable Miner or equipment sold.

In addition to surplus Miners and equipment, the Company classified assets in Paraguay which met the criteria as “assets held for sale” during the year ended December 31, 2025, which have been classified as discontinued operations in the consolidated financial statements, as detailed in this note. The Paraguay disposal group included the Paso Pe Bitcoin data center which met the “held for sale” criteria during the third quarter of 2025 and the Yguazu Bitcoin data center which met the criteria and was sold in the first quarter of 2025. The comparative balance sheet amounts as at December 31, 2024 for the Paso Pe and the Yguazu Bitcoin data centers are classified as held for sale.

The following table provides the components of the assets or disposal groups that either met the criteria of “assets held for sale” as of December 31, 2025 or December 31, 2024. Certain of the prior period comparative balance sheet amounts of December 31, 2024 are reclassified to conform to the current-period presentation as of December 31, 2025. The separate presentation of certain assets as “non-current” as of December 31, 2024 is to distinguish when certain assets are classified as “held for sale” for comparative presentation purposes only.

	As of December 31,	As of December 31,
	2025	2024
Miners	166	4,832
Mining electrical components	3,198	1,117
Assets of disposal group classified as held for sale:
Other assets	1,404	3,428
Inventories - electronic and networking components	426	42
Property, plant and equipment	17,168	105,297
Finance lease right-of-use assets, net	—	306
Long-term deposits and equipment prepayments	1,145	11,795
Refundable deposits - security deposits for energy	5,157	7,740
	28,664	134,557
Current portion of assets “held for sale”	(28,664)	(9,419)
Non-current portion of assets “held for sale”	—	125,138

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 11: ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (Continued)

Discontinued operations

In 2025, the Company began a significant transformation of its corporate strategy, exiting its Latin American Bitcoin Mining operations in Paraguay and Argentina to fully concentrate on the U.S. and Canadian HPC infrastructure markets. As a result of these strategic decisions, the Company classified certain of its Latin American asset groups as “held for sale” and its operations as discontinued operations. As discussed below, the Argentina asset group was abandoned, and therefore its assets were not classified as “held for sale”.

The combined results of the Company’s Argentina and Paraguay operations for the years ended December 31, 2025, 2024 and 2023 are presented below:

	Year ended December 31,
	2025			2024			2023
	Argentina	Paraguay	Total	Argentina	Paraguay	Total	Argentina	Paraguay	Total
Revenues*	10,612	48,101	58,713	33,647	25,960	59,607	19,050	6,916	25,966
Cost of revenues	(14,331)	(43,337)	(57,668)	(41,014)	(32,508)	(73,522)	(18,336)	(7,380)	(25,716)
Gross (loss) profit	(3,719)	4,764	1,045	(7,367)	(6,548)	(13,915)	714	(464)	250

Operating expenses
General and administrative expenses	(5,902)	(3,953)	(9,855)	(6,465)	(1,723)	(8,188)	(5,758)	(95)	(5,853)
Gain (loss) on disposition of property, plant and equipment and deposits	1,728	116	1,844	(507)	971	464	945	(488)	457
Impairment of long-lived assets	(35,294)	(38,107)	(73,401)	—	—	—	(6,982)	—	(6,982)
Operating (loss) gain	(43,187)	(37,180)	(80,367)	(14,339)	(7,300)	(21,639)	(11,081)	(1,047)	(12,128)
Interest expense	—	—	—	—	(51)	(51)	(7)	(60)	(67)
Other (expense) income	(525)	369	(156)	1,835	(1,683)	152	(991)	(6)	(997)
Total other (expense) income	(525)	369	(156)	1,835	(1,734)	101	(998)	(66)	(1,064)
Loss before income taxes	(43,712)	(36,811)	(80,523)	(12,504)	(9,034)	(21,538)	(12,079)	(1,113)	(13,192)

Income tax (expense) recovery	(1)	(731)	(732)	751	(219)	532	(2,347)	(39)	(2,386)
Loss after income tax	(43,713)	(37,542)	(81,255)	(11,753)	(9,253)	(21,006)	(14,426)	(1,152)	(15,578)

Gain on disposition of Yguazu Bitcoin data center	—	5,225	5,225	—	—	—	—	—	—
Loss from discontinued operations	(43,713)	(32,317)	(76,030)	(11,753)	(9,253)	(21,006)	(14,426)	(1,152)	(15,578)

*	Revenues are presented based on the geographical contribution of computational power used for hashing calculations (measured by hashrate) or sales to external customers.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 11: ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (Continued)

Discontinued operations (Continued)

The net cash flows incurred by Argentina’s and Paraguay’s operations are, as follows:

	Year ended December 31,
	2025	2024	2023
Net change in cash related to operating activities	(12,773)	(25,188)	13,522
Net change in cash related to investing activities	26,194	27,615	(14,349)
Net change in cash related to financing activities	(274)	(296)	(287)
Net change in cash generated by the discontinued operations	13,147	2,131	(1,114)

i.	Argentina’s operations as discontinued operations

During the second quarter of 2025, the Company’s energy supplier halted the supply of electricity to the Company’s Rio Cuarto, Argentina Bitcoin data center. Following this event, on August 11, 2025, the Company determined that it would discontinue and abandon its operations in Rio Cuarto, Argentina. The Company negotiated to eliminate its asset retirement obligation and reduced the reserved power to a minimum. As of September 30, 2025, the Company’s Argentina operations were abandoned and classified as a discontinued operation. As these operations represent an asset group that was abandoned, it is not classified as “held for sale” of a disposal group. Notwithstanding, commencing in the second quarter of 2025, the Company also identified certain electrical equipment and BVVE that could be sold separately and not abandoned.

Impairment on Argentina asset group in the first quarter of 2025

During the first quarter of 2025, due to indicators of impairment that included the decline of the Company’s market capitalization and Bitcoin price, the Company performed recoverability tests for operating Bitcoin data centers in Canada, United States, Paraguay and Argentina. The Company also experienced an increase in gas prices which affected the Company’s cost of energy in Argentina.

In performing a recoverability test, the Company calculated the sum of the estimated undiscounted future cash flows from continued use and eventual disposition for the Argentina asset group, and determined it was lower than its carrying amount, therefore the Argentina asset group was not recoverable, and an impairment loss in the amount of $17,504 was recognized to write down the carrying amount of the asset group to its fair value.

To measure the impairment loss, fair value was determined using an income approach under ASC 820 based on a discounted cash flow model incorporating management’s estimates of future cash flows, expected Bitcoin prices, projected operating expenses, and a market-based discount rate. Due to the use of significant unobservable inputs, the fair value measurement was classified within Level 3 of the fair value hierarchy.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 11: ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (Continued)

Discontinued operations (Continued)

i.	Argentina’s operations as discontinued operations (Continued)

Impairment in Argentina asset group in the second quarter of 2025

Management considered the suspension of the cryptocurrency Mining activities in Argentina as an indicator of impairment and performed a recoverability test for its operating Bitcoin data center in Argentina. The sum of the estimated undiscounted future cash flows for the Argentina asset group was determined to be lower than its carrying amount, therefore the Argentina asset group is not recoverable and an impairment loss in the amount of $14,872 was recognized to write down the carrying amount of the asset group to its fair value less cost to sell.

As the Argentina operations represent an asset group that was abandoned, it is not classified as held for sale of a disposal group. Notwithstanding, commencing in the second quarter of 2025, the Company also identified certain electrical equipment and BVVE that could be sold separately and not abandoned. As of December 31, 2025, the Company had $2,703 assets held for sale and were measured at the lower of their carrying amount and fair value less costs to sell.

Fair value was determined using an income approach under ASC 820 based on a discounted cash flow model as previously described above.

Impairment of assets during the third quarter of 2025

Additional impairment loss of $1,432 was recognized to write down the carrying amount of certain assets to their fair value less cost to sell in the third quarter of 2025.

Impairment on short-term prepaid deposits during the second quarter of 2023

In 2022, the Company entered into agreements with external brokers to be able to proceed with the importation of its Miners into Argentina. Under the agreements, the Company was required to make advance deposits to the external brokers, which were classified as short-term prepaid deposits on the consolidated balance sheets. During the second quarter of 2023, the Company decided to terminate the importation agreements with the external brokers as of June 30, 2023.

The Company assumed the cost of terminating the importation agreements with external brokers as part of a revised importation strategy and, as a result, impaired $6,982 of short-term prepaid deposits. This impairment is presented in the consolidated statements of operations under loss from discontinued operations.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 11: ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (Continued)

Discontinued operations (Continued)

ii.	Paraguay’s operations as discontinued operations and assets held for sale

During the first quarter of 2025, the Company finalized the sale of its Yguazu Bitcoin data center in Paraguay. Subsequently, during the third quarter of 2025, the Company determined that the Paso Pe Bitcoin data center met the criteria to be classified as “held for sale”, and that all operations in Paraguay should be classified as discontinued operations as the Company makes a strategic shift towards HPC data center projects in North America. For comparability, as at December 31, 2024, the Company reclassified the assets related to Paso Pe and Yguazu Bitcoin data centers in Paraguay as assets “held for sale”.

Sale of the Yguazu Bitcoin Data Center

On March 17, 2025, the Company completed the sale of its 200 MW Bitcoin data center under development in Yguazu, Paraguay to HIVE Digital Technologies Ltd. (“HIVE”) pursuant to a January 24, 2025 share purchase agreement. The transaction involved the sale of the Company’s 100% ownership stake in the Yguazu Bitcoin data center and resulted in the derecognition of the subsidiary’s assets and liabilities. The transaction details are as follows:

As of March 17
2025

Consideration
Advance received in January 2025 upon signing the LOI	20,000
Cash received upon closing	12,038
Receivable over 6 equal monthly payments following the closing date*	31,000
Other costs assumed by HIVE	222
Total consideration received	63,260

Net assets transferred
Current assets	2,590
Property, plant and equipment	34,006
Intangible asset	309
Long-term deposits and equipment prepayments	18,321
Security deposit for energy	2,809
Total net assets transferred	58,035

Gain on disposal of subsidiary	5,225

*	As of December 31, 2025, the $31,000 interest-free receivable was fully collected.

Impairment of Paraguay asset group in the third quarter of 2025

During the third quarter of 2025, upon classifying the assets of its Paso Pe operations as “held for sale”, the Company assessed their value at fair value less costs to sell which resulted in an impairment loss of $26,962 on its Paraguay operations.

Impairment of Paraguay asset group in the fourth quarter of 2025

During the fourth quarter of 2025, the Company reassessed the fair value less costs to sell of the Paso Pe operations, which were classified as “held for sale” and reported as discontinued operations. Based on this reassessment, the Company recognized a further impairment loss of $11,145 related to the Paraguay asset group, reflecting the write-down to fair value less costs to sell as of December 31, 2025. This impairment loss is presented within loss from discontinued operations in the consolidated statements of operations.

Subsequent to December 31, 2025, in January 2026, a definitive purchase agreement was signed for the sale of the Paso Pe operations for total consideration of approximately $25,300, which is expected to close in the second quarter of 2026. In February 2026, the definitive purchase agreement was amended to extend the exclusivity period from 60 days to 105 days. As of the date these financial statements were issued, the sale transaction had not been completed.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 12: IMPAIRMENT FROM CONTINUING OPERATIONS

The following table summarizes the impairment loss in the consolidated statements of operations:

	Year ended December 31,
	2025	2024	2023

Impairment of assets held for sale*	$9,893	$3,628	$504
Short-term prepaid deposits	—	—	—
Property, plant and equipment	18,549	—	5,100
Impairment from continuing operations	28,442	3,628	5,604

*	Upon classification as “held for sale”, the assets were measured at the lower of carrying amount or fair value less cost to sell.

2025 impairment loss from continuing operations

During the year ended December 31, 2025, as a result of the significant decrease in the market price of a long-lived asset (Miners), and significant adverse change in the extent or manner in which certain asset groups are being used, the Company performed evaluations of the recoverable amount of the assets for the asset groups at the Company’s Bitcoin data centers in Québec, Washington state, and Sharon, Pennsylvania separately. Following the Company’s market approach analysis to determine the fair value of the asset groups, the Company recognized an impairment loss of $16,690 related to the Miners and buildings of the Bitcoin data center in Sharon, Pennsylvania. The total impairment loss is included in “Impairment of long-lived assets and deposits” with the loss from continuing operations. In addition, an impairment charge of $1,859 was recognized related to the obsolescence of electrical components.

During the year ended December 31, 2025, the Company recognized $9,893 of impairment on Miners “held for sale” as a result of the reassessment of the fair value less costs to sell.

2024 impairment loss

 During the year ended December 31, 2024, the Company recognized $3,628 of impairment on Miners “held for sale” as a result of the reassessment of the fair value less costs to sell.

2023 impairment loss

Impairment on mineral assets during the second quarter of 2023

The Suni mineral asset was acquired in connection with the reverse acquisition of Bitfarms Ltd (Israel) on April 12, 2018, and its value at the time was estimated at $9,000 based on an independent appraiser’s valuation. Suni is an iron ore deposit located in Canada that was held by the acquiree. Since its acquisition, following the presence of impairment indicators, the Suni mineral asset was written down to a carrying amount of $3,250 as of December 31, 2022. During the second quarter of 2023, the planned disposal of the Suni mineral asset resulted in the recognition of an impairment charge of $3,250, reducing the carrying amount to nil. This impairment charge is presented in the consolidated statements of operation under Impairment of long-lived assets and deposits. On July 27, 2023, the Company sold the Suni mineral asset for a nominal amount to a third party.

Impairment on electrical components during the fourth quarter of 2023

During the third quarter of 2023, the Company de-energized its 2 MW immersion cooling pilot project in Washington state as the equipment did not perform to the Company’s expectations of performance and costs. With the de-energization of the immersion cooling pilot project, the 2 MW of hydroelectricity remains available to the Company to use in the future. During the fourth quarter of 2023, in connection with the planned disposal of the de-energized immersion cooling electrical components, Management tested those assets for impairment, resulting in an impairment charge of $1,882 before being reclassified to assets “held for sale”. This impairment charge is presented within loss from continuing operations under Impairment of long-lived assets and deposits.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 13: PROPERTY, PLANT AND EQUIPMENT, NET

As of December 31, 2025 and December 31, 2024, property, plant and equipment (“PPE”) consisted of the following:

	As of December 31,	As of December 31,
	2025	2024
BVVE	354,011	335,349
Land and buildings	63,888	5,039
Power plants	102,133	—
Machinery and Equipment	11,989	—
Leasehold improvements	14,538	59,449
Vehicles	1,544	1,754
	548,103	401,591
Accumulated Depreciation	(189,770)	(164,336)
Carrying amount	358,333	237,255

Assets not subject to depreciation

As of December 31, 2025, property, plant and equipment that are not yet placed into service amounted to $12,169 and are not yet subject to depreciation.

March 2025 Miner exchange

In March 2025, an exchange agreement (“March 2025 Swap Order”) was entered into to exchange Miners. The Company returned 4,160 Bitmain T21 Miners and purchased 3,660 Bitmain S21+ Miners. In consideration for the returned products, the Company received a credit of $9,484 which was applied against the purchase price of $11,858. In March 2025, the Company paid the net $2,374 in Bitcoin which can be redeemed on a quarterly basis (i.e., 29 Bitcoin Pledged). Refer to Note 10 for more details. As of December 31, 2025, all Miners on the March 2025 Swap Order were received.

Changes in the useful life, residual value and depreciation method

During the fourth quarter of 2025, the Company initiated a strategic transition from Bitcoin Mining operations to HPC/AI. This change in operations caused management to evaluate estimated useful lives of certain long-lived assets with a carrying value of $78,340. This constitutes a change in accounting estimate under ASC 250-10-45-17. Management revised the useful lives and residual value of affected assets to align with the decommissioning dates, which resulted in accelerated depreciation to ensure the carrying value is reduced to residual value by the end of each asset’s service period. This change in estimate was applied prospectively effective November 1, 2025. As a result, the Company recognized additional depreciation expense of $1,282 for the year ended December 31, 2025. The impact on basic and diluted loss per share was non-significant.

In addition, during the year end December 31, 2024, as part of the Company’s annual review of its estimates used to account for property, plant and equipment, the Company reassessed the depreciation method, the useful life and the residual values of all BVVE and accordingly, revised their specific useful life, residual value and depreciation methods. The Company modified the useful life of the Miners and Mining-related equipment from 5 to 3 years and the depreciation method from sum-of-years to the straight-line method as this method better reflected the pattern of consumption. The residual values of the Miners and Mining-related equipment remained nil. These modifications represent changes in accounting estimates and were applied prospectively, starting December 1, 2024, resulting in an additional depreciation expense of $2,061 during the year ended December 31, 2024. These changes in estimates result in a non-significant increase in basic and diluted loss per share.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 13: PROPERTY, PLANT AND EQUIPMENT, NET

Applicable to specific Miners - Changes in the useful life, residual value and depreciation method

During the year ended December 31, 2024, the Company revised its planned use of certain older Miners as they are expected to be replaced by newer equipment. The older Miners continued to be operated until replacement. As a result, the Company revised its accounting estimates for these assets, including reducing their remaining useful lives from five years to two years, updating estimated residual values to reflect expected proceeds upon disposition, and changing the depreciation method to straight-line to better reflect the pattern of consumption of economic benefits. These changes were accounted for prospectively as a change in estimate and resulted in higher depreciation expense of $58,163 for the year ended December 31, 2024. The Company determined that the carrying amounts of the older Miners remained recoverable and no impairment was recorded.

NOTE 14: LONG-TERM DEPOSITS, EQUIPMENT PREPAYMENTS AND OTHER

	As of December 31,	As of December 31,
	2025	2024
Miner purchase order deposits	—	34,791
Other BVVE and electrical components	18	2,738
Cash deposits on construction work and materials*	20,146	2,530
Equipment and construction prepayments	20,164	40,059
Insurance prepaids, security deposits for energy and rent	9,199	4,513
Deferred transaction fees - undrawn tranche of the credit facility	1,670	—
	31,033	44,572

*	Deposits for construction work and materials mainly related to the HPC/AI expansions.

Following the sale of the Yguazu Bitcoin data center, the Company sold $18,321 of long-term deposits and equipment prepayments to HIVE. Refer to Note 11 for more details.

March 2024 Miner purchase order deposits

During the first quarter of 2024, the Company ordered 19,369 Bitmain T21 Miners, 3,975 Bitmain S21 Miners and 762 Bitmain S21 Hydro Miners (collectively defined as the “March 2024 Purchase Order”) for $51,285, $13,608 and $4,338, respectively, with deliveries scheduled from April 2024 to November 2024. In November 2024, the Company amended the March 2024 Purchase Order and upgraded 12,853 Bitmain T21 Miners to 12,853 S21 Pro Miners for $22,654. As of December 31, 2025, all Miners on the March 2024 Purchase Order were received and the equipment prepayment amount was nil.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 15: REFUNDABLE DEPOSITS

	As of December 31,	As of December 31,
	2025	2024
Refundable Hosting Deposits	—	14,216
Other	350	—
	350	14,216

In September 2024 and in October 2024, the Company entered into two Miner hosting agreements (the “Panther Creek Hosting Agreement” and the “Scrubgrass Hosting Agreement”) with Stronghold which commenced on October 1, 2024 and November 1, 2024, respectively. In connection with the execution of these two Miner Hosting Agreements, the Company made two deposits of $7,800 each with Stronghold (the “Panther Creek Refundable Deposit” and “Scrubgrass Refundable Deposit”, collectively, the “Refundable Hosting Deposits”). The Refundable Hosting Deposits bear an annual interest rate at Secured Overnight Financing Rate (“SOFR”) + 1% (the “Annual Interest Rate”). The Annual Interest Rate is lower than the rate used in determining the fair value, resulting in the Panther Creek Refundable Deposit and the Scrubgrass Refundable Deposit being recognized at a fair value of $7,125 and $7,542, respectively, upon initial recognition. Subsequently, the Refundable Deposits are recognized at amortized cost.

The Refundable Hosting Deposits were initially planned to be repaid in full to the Company within one business day from the end of the initial term expiring on December 31, 2025. Following the acquisition of Stronghold on March 14, 2025, the Panther Creek Hosting Agreement and Scrubgrass Hosting Agreement were terminated, settling the Refundable Hosting Deposits. Refer to Note 22 for more details on the financial instrument details.

NOTE 16: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	As of December 31,	As of December 31,
	2025	2024
Accounts payable	16,271	8,231
Accrued expenses	18,703	13,825
Government remittances payable	11,469	3,736
	46,443	25,792

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 17: LONG-TERM DEBT

The Company’s long-term debt is as follows:

	As of December 31,	As of December 31,
	2025	2024
Building financing	1,704	1,576
Equipment financing	1,642	—
Credit Facility	104,857	—
Unamortized transaction costs - Credit Facility	(10,049)	—
Convertible Notes	589,565	—
Unamortized debt discount - Convertible Notes	(18,250)
Total long-term debt, net of transaction cost and debt discount	669,469	1,576
Current portion of long-term debt	(97,022)	(146)
Non-current portion of long-term debt	572,447	1,430

Movement in long-term debt is as follows:

	As of December 31,	As of December 31,
	2025	2024
Balance as of January 1,	1,576	4,022
Issuance of long-term debt	689,306	1,695
Addition from business combination	880	—
Repayments	(1,930)	(4,435)
Interest on long-term debt	7,841	294
Transaction costs and debt discount	(31,447)	—
Amortization of transaction costs and debt discount	3,148	—
Foreign exchange	95	—
Balance as of period end	669,469	1,576

Building financing

In March 2024, the Company sold its Garlock building in Sherbrooke, Québec, Canada for $1,695 and immediately leased it back for 10 years. Since the lease agreement included a substantive repurchase option of the building in the form of a call option, the Company has not transferred the control of the asset to the buyer, and the transaction does not qualify as a sale. Accordingly, it is accounted for as a financing arrangement for the proceeds received from the buyer, and the building continues to be recognized as property, plant and equipment of the Company.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 17: LONG-TERM DEBT (Continued)

Credit Facility

In April 2025, the Company signed a credit facility for up to $300,000 (the “Credit Facility”) with Macquarie.

Initial Tranche

An initial $50,000 was drawn (the ‘‘Initial Tranche’’), bearing interest at 8% per annum, with monthly payments and a term of two years. Interest for the first three months was paid in kind and added to the loan. The payments shall be solely interest until the Initial Tranche maturity date, April 1, 2027, at which time the principal debt of $50,000 and interest paid in kind will be payable in full. The effective interest rate of the Credit Facility as of December 31, 2025 was 17.9%. The agreement specified a minimum base return of 25% and can be reduced to 9% depending on when principal payments are made (i.e., before end of term). In connection with the Initial Tranche, Macquarie received 5,330,946 equity warrants convertible for common shares of the Company with an initial fair value of $2,900. Refer to Note 20 for more details. The $50,000 proceeds from the Initial Tranche were allocated to the equity warrants and debt based on relative fair value. Therefore, a discount on debt of $2,711 is deducted from the carrying amount of the debt and is amortized over the term of the Initial Tranche.

Second Tranche

An additional $250,000 (“Second Tranche) was made available to the Company as it achieves specific development milestones at the Panther Creek, Pennsylvania, United States location and as it contributes $50,000 in kind or in cash to Macquarie as collateral.

Conversion of the Credit Facility

In October 2025, the Company converted the entirety of the loan into a $300,000 project debt facility for the development of the Panther Creek property and secured at the project level with a parent company guarantee. The Initial Tranche was rolled into the project debt facility and the facility is subject to new terms and restrictions from those of the Initial Tranche. The Company drew an additional $50,000 from the converted facility, for a total of $100,000 drawn and issued an additional 2,197,127 equity warrants convertible for common shares of the Company with an initial fair value of $7,093. Refer to Note 20 for more details. The $50,000 proceeds from the Second Tranche were allocated to the equity warrants and debt based on relative fair values. Therefore, a discount on debt of $5,899 is deducted from the carrying amount of the debt and is amortized over the term of the Second tranche. The amendment also included a demand feature whereby the lender could demand repayment for a 60-day period beginning on February 1, 2026. The facility has therefore been classified as a current liability.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 17: LONG-TERM DEBT (Continued)

Credit Facility (Continued)

Transaction costs

Transaction costs of $3,900 relating to agent fees and legal fees were capitalized and deducted from the carrying amount of the debt.

Covenants and restrictions

The Credit Facility includes various financial and non-financial covenants for the Company and its subsidiaries including restrictions on dispositions, dividends, the incurrence of debt and liens, material changes in the nature of the Company’s business activities, related party transactions and investments. The Company is also required to maintain a restricted cash balance of at least $50,000 in a designated account. As of January 31, 2026, the most recently completed calendar month prior to the extinguishment of the debt, the Company was in compliance with the covenants of its Credit Facility. During February 2026, the Credit Facility was fully repaid and the cash balance of $57,500 is no longer restricted. Refer to Note 28 for more details.

Convertible Senior Notes

In October 2025, the Company issued $588,000 aggregate principal amount of convertible senior notes (the “Convertible Notes”), which included the full exercise of the purchasers’ option to purchase up to an additional $88,000 principal amount of Convertible Notes. The Convertible Notes are unsecured, bear interest at 1.375% per annum, payable semi-annually and mature on January 15, 2031, unless earlier converted, redeemed or repurchased. The Company purchased capped calls to reduce the potential dilution to its common stock (or reduce the Company’s cash payment obligation if the Convertible Notes are settled in cash) if the trading price of the Company’s common stock price exceeds the conversion price of the Convertible Notes at the time of conversion. The capped calls are a legally separate derivative instrument which is accounted for separately from the Convertible Notes. Refer to Notes 10 and 22 for more details.

Prior to October 15, 2030, the Convertible Notes may be converted only upon the occurrence of certain events, including: (i) during specified periods when the market price of the Company’s common shares exceeds 130% of the applicable conversion price, (ii) during specified periods when the trading price of the Convertible Notes is less than 98% of the product of the last reported sale price of the Company’s common shares and the applicable conversion rate, (iii) following a notice of redemption by the Company, or (iv) upon the occurrence of specified corporate events. On or after October 15, 2030 and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of these conditions.

Upon conversion, the Company may settle the obligation in cash, common shares, or a combination of both, at its discretion. The initial conversion rate is 145.6876 common shares per $1 principal amount, which is equivalent to an initial conversion price of approximately $6.86 per share, representing a 30% premium over the $5.28 reference price. The $5.28 reference price is the last reported sale price of the Company’s common share on Nasdaq on October 16, 2025. The conversion rate is subject to customary anti-dilution adjustments and, in certain circumstances, may be increased for conversions in connection with a make-whole fundamental change or following a notice of redemption.

The Convertible Notes are not redeemable prior to October 20, 2028, except upon the occurrence of certain changes in laws governing Canadian withholding taxes. On or after October 20, 2028, the Company may redeem the Convertible Notes, in whole or in part, for cash if the last reported sale price of its common shares has been at least 130% of the conversion price for at least 20 trading days, whether or not consecutive, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. In the event of a fundamental change, holders may require the Company to repurchase their Convertible Notes for cash at 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date.

As at December 31, 2025, none of the conditions permitting the holders of the Convertible Notes to convert their notes early or to require the Company to repurchase the Convertible Notes for cash have been met. Accordingly, the Convertible Notes are classified as long-term debt.

Transaction costs of $18,937 relating to agent fees and legal fees were capitalized and deducted from the carrying amount of the Convertible Notes. Net proceeds from the offering were $569,063.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 18: LEASES

The components of lease expense are as follows:

	Year ended December 31,
	2025	2024	2023
Finance lease expense
Amortization of ROU assets	829	1,170	1,381
Interest on lease obligations	93	88	217
Operating lease expense	4,202	2,925	2,162
Amortization of initial direct costs	278	139	—
	5,402	4,322	3,760

Based on the nature of the ROU asset, amortization of finance ROU assets, operating lease expense, short-term lease expense, and variable lease expense are recognized in either cost of revenues or general and administrative expenses and interest on finance lease obligations is recognized in other income (expense) on the consolidated statement of operations. Refer to Note 25 for more details.

Other information related to leases is as follows:

	As of December 31,	As of December 31,
	2025	2024
ROU assets
Operating lease ROU assets	11,103	21,299
Finance lease ROU assets	2,127	2,281
Total ROU assets	13,230	23,580

Current portion of lease liabilities
Operating lease liabilities	1,490	1,959
Finance lease liabilities	235	130
Long-term portion of lease liabilities
Operating lease liabilities	10,606	17,440
Finance lease liabilities	1,978	2,310
Total lease liabilities	14,309	21,839

Weighted-average remaining lease term (in years)
Operating lease	6 years	7 years
Finance lease	5 years	5 years

Weighted-average discount rate
Operating lease	9%	9%
Finance lease	7%	8%

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 18: LEASES (Continued)

Cash flow information related to leases is as follows:

	Year ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	3,336	2,456	2,284
Operating cash flows used in finance leases	114	131	283
Financing cash flows used in finance leases	820	1,079	2,458

ROU assets obtained in exchange for lease liabilities:
Operating leases	3,276	8,960	986
Finance leases	603	968	567

Future minimum lease payments required under non-cancellable leases as of December 31, 2025, were as follows:

	Operating leases	Finance leases	Total
2026	2,728	631	3,359
2027	3,182	576	3,758
2028	3,274	495	3,769
2029	3,222	451	3,673
2030 and thereafter	12,131	1,206	13,337
Total minimum lease payments	24,537	3,359	27,896
Less: payments related to leases not yet commenced	(7,848)	—	(7,848)
Less: imputed interest	(4,593)	(1,146)	(5,739)
Total lease liabilities	12,096	2,213	14,309

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 18: LEASES (Continued)

Sharon lease agreement

On August 27, 2024, the Company entered into an agreement to lease a site in Sharon, Pennsylvania, United States, providing the Company immediate capacity of 12 MW of electricity and potential for up to an additional 98 MW for a total 110 MW of development capacity by 2026.

Upon signing the lease agreement, the Company issued common shares with a total value of $3,000 as a non-refundable deposit which was capitalized as part of the ROU asset. The initial lease term is five years with options to renew for a total of seventeen years along with an option to purchase the site at fair market value through the lease term or upon a change of control, as defined therein. The lease has variable minimum monthly payments increasing over the term of the lease from $33 to $138, with annual adjustments beginning after the third year. Prior to June 30, 2026, monthly lease payments can fluctuate based on the energized MW. On initial recognition, the Company recognized $11,390 of ROU asset and $8,240 of lease liability with the difference of $3,000 recognized in share capital as explained above and in Note 20.

In October 2025, the Company acquired the leased property. Refer to Note 4 for more details.

Magog lease agreement

In November 2024, the Company agreed to terminate its lease for the Bitcoin data center in Magog, Québec, Canada, and forfeit its fixed price purchase option in exchange for $714 (CAD$1,000) from the landlord. Concurrently, the Company signed a new lease with the same party with an initial term of 10 years with monthly payments totaling $17 (CAD$24) which took effect on December 1, 2024 and maintain an option to purchase the site at fair market value for the duration of the lease.

The new lease agreement is considered a lease modification that resulted in the remeasurement of the lease liability by discounting the revised lease payments in addition with a corresponding adjustment made to the ROU asset of $708. The $714 payment from the landlord is considered a lease incentive which reduced the ROU asset carrying amount.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 19: INCOME TAXES

Loss from continuing operations before income taxes is composed of the following:

	Year ended December 31,
	2025	2024	2023
Loss before income taxes from continuing operations:
Canada	(174,611)	(1,135)	(42,161)
Foreign - United States	(33,802)	(5,878)	2,074
	(208,413)	(7,013)	(40,087)

Current and deferred income tax (expense) recovery from continuing operations is composed of the following:

	Year ended December 31,
	2025	2024	2023
Current tax expense (recovery):
Canada - Federal	59	21	216
Canada - Provincial	(126)	34	70
Foreign - United States	168	226	258
	101	281	544

Deferred tax expense (recovery):
Canada - Federal	—	—	(698)
Foreign - United States	—	65	—
	—	65	(698)
Total income tax expense (recovery)	101	346	(154)

The following table summarizes the amount of income taxes paid (net of refunds received) from continuing operations:

	Year ended December 31,
	2025	2024	2023
Income taxes paid (net of refunds received):
Canada - Federal	9	61	—
Canada - Provincial	(40)	47	—
Foreign - United States	458	458	295
Total income taxes paid (received)	427	566	295

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 19: INCOME TAXES (Continued)

The following table reconciles the Canadian Federal statutory tax rate to the Company’s effective tax rate:

	Year ended December 31,
	2025		2024		2023
Income tax recovery at federal statutory tax rate	(31,262)	15.0%	(1,052)	15.0%	(6,013)	15.0%
Increase (decrease) in taxes resulting from:
Provincial taxes*, net of federal effect	(126)	0.1%	34	(0.5)%	(1,946)	4.9%
Foreign tax effects - United States
Tax rate differential	(2,028)	1.0%	(353)	5.0%	124	(0.3)%
Change in valuation allowance	6,339	(3.0)%	490	(7.0)%	(281)	0.7%
Other	940	(0.5)%	1,036	(14.8)%	56	(0.1)%
Non-taxable or non-deductible items
Stock based compensation	2,244	(1.1)%	1,888	(26.9)%	1,591	(4.0)%
Non-deductible loss on derivatives	4,792	(2.3)%	—	—%	—	—%
Prior year true-up non capital loss	(2,232)	1.1%	—	—%	—	—%
Other	557	(0.3)%	(304)	4.3%	663	(1.7)%
Change in valuation allowance	20,877	(10.0)%	(1,393)	19.9%	5,652	(14.1)%
Other	—	—%	—	—%	—	—%
Income tax expense (recovery)	101	—%	346	(5.0)%	(154)	0.4%

*	The Company is subject to Canadian federal income tax and Québec makes up the majority (>50%) of the provincial taxes.

Deferred tax assets and liabilities

Deferred taxes are computed based on enacted tax rates expected to apply at the time of realization. Deferred taxes relate primarily to temporary timing differences arising from the recognition of expenses relating to the depreciation of fixed assets, loss carryforwards and professional fees relating to the Company’s equity activity that are recognized as a reduction of equity.

As at December 31, 2025, the Company has analyzed the recoverability of its deferred tax assets and has concluded that it is not more likely than not that sufficient taxable profit is expected to utilize these deferred tax assets.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 19: INCOME TAXES (Continued)

Deferred tax assets and liabilities (Continued)

The components of deferred tax assets and liabilities arising from temporary differences are summarized below:

	As of December 31,	As of December 31,
	2025	2024
Deferred tax assets:
Operating losses and interest limitation	111,611	52,724
Change in fair value of digital assets	8,998	—
Goodwill and intangibles	3,984	—
Stock-based compensation	2,852	—
Long-term debt	4,120	—
Financing fees	2,185	4,439
Investment in discontinued operations	18,252	9,038
Reserves and other	11,688	5,215
Total deferred tax assets	163,690	71,416
Less: valuation allowance	(160,201)	(53,302)
Net deferred tax assets	3,489	18,114
Deferred tax liabilities:
Property, plant and equipment	(3,554)	(3,271)
Change in fair value of digital assets	—	(14,001)
Reserves and other	—	(907)
Total deferred tax liabilities	(3,554)	(18,179)
Net deferred tax assets (liabilities)	(65)	(65)

The following table summarizes the Company’s valuation allowance movement:

	As of December 31,	As of December 31,	As of December 31,
	2025	2024	2023
Balance as of January 1,	53,302	50,857	30,324
Charged to income tax (expense) recovery	47,850	5,956	10,567
Charged to equity	(1,878)	(717)	1,448
Investment in discontinued operations	9,214	519	8,518
Business combination	64,716	—	—
Deductions	(4,197)	(3,313)	—
Property, plant and equipment	(8,806)	—	—
Balance as of December 31,	160,201	53,302	50,857

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 19: INCOME TAXES (Continued)

Deferred tax assets and liabilities (Continued)

The Company’s loss carryforward balances and expiration for continuing operations are summarized below:

2031+
Non-capital loss carryforward
Canada	215,980
Foreign - United States	206,013
421,993

The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2025 and 2024.

NOTE 20: SHARE CAPITAL

Common shares

The Company’s authorized share capital consists of an unlimited number of common shares without par value and are fully paid. Each share entitles the holder to one vote per share and to receive equally any dividends declared by the Company and the remaining property and assets of the Company in the event Bitfarms undergoes a liquidation, dissolution or winding up.

The following table details the movement in number of common shares:

	Year ended December 31,
	2025	2024	2023
Outstanding, January 1,	479,332,885	334,153,330	224,200,170
Issuance through at-the market equity offering program	29,616,939	135,474,160	52,120,899
Issuance through business combination	59,866,609	—	—
Share buyback and cancellation	(7,807,141)	—	—
Exercise of Options	12,591,449	2,644,873	3,047,346
Settlement of share awards	1,543,320	—	—
Issuance of common shares related to right-of-use asset	—	1,532,745	—
Exercise of warrants	15,191,855	5,111,111	9,269,630
Settlement of restricted share units	2,744,083	416,666	250,002
2023 private placement	—	—	44,444,446
Issuance through acquisition of assets	8,500,000	—	820,837
Outstanding, December 31,	601,579,999	479,332,885	334,153,330

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 20: SHARE CAPITAL (Continued)

Common shares (Continued)

At-The-Market Equity Offering Program (“ATM Program”)

Bitfarms commenced an ATM Program on March 11, 2024 (the “2024 ATM Program”), pursuant to which the Company could, at its discretion and from time-to-time, sell common shares of the Company, resulting in the Company receiving aggregate gross proceeds of up to $375,000.

During the year ended December 31, 2025, the Company issued 29,616,939 common shares in exchange for gross proceeds of $75,094 at an average share price of approximately $2.54. The Company received net proceeds of $72,747 after paying commissions of $2,253 to the sales agent and $94 in other transaction costs.

During the year ended December 31, 2024, the Company issued 135,474,160 common shares in the 2024 ATM Program in exchange for gross proceeds of $299,905 at an average share price of approximately $2.21. The Company received net proceeds of $290,473 after paying commissions of $8,997 to the sales agent for the 2024 ATM Program and $435 in other transaction costs. The Company capitalized $939 of professional fees and registration expenses in common shares to initiate the 2024 ATM Program.

During the year ended December 31, 2023, the Company issued 52,120,899 common shares in its at-the-market equity offering program that commenced on August 16, 2021 (“the 2021 ATM Program”) in exchange for gross proceeds of $70,770 at an average share price of approximately $1.36. The Company received net proceeds of $68,504 after paying commissions of $2,187 to the sales agent for the 2021 ATM Program and $79 in other transaction costs.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 20: SHARE CAPITAL (Continued)

Common shares (Continued)

Corporate Share Buyback Program

On July 22, 2025, the Company announced that the TSX had approved a normal course issuer bid (“NCIB”), under which the Company may repurchase up to 49,943,031 of its common shares, representing approximately 10% of the Company’s public float as of July 14, 2025.

Purchases under the NCIB commenced on July 28, 2025, and will terminate no later than July 27, 2026. All common shares purchased on the TSX or Nasdaq under the NCIB will be cancelled. The Company has entered into an automatic repurchase arrangement with a designated broker to facilitate repurchases under the NCIB, including during pre-determined blackout periods. The timing and number of shares repurchased will be determined by Management based on market conditions.

During the year ended December 31, 2025, the Company repurchased 7,807,141 common shares for cancellation through the Corporate Share Buyback Program under the NCIB in exchange for $9,877 at an average share price of approximately $1.27 and paid $77 of commissions to the purchasing agent.

Sharon Lease Agreement

On August 27, 2024, the Company entered into an agreement to lease a site in Sharon, Pennsylvania, United States, and issued 1,532,745 common shares with a total value of $3,000 as a non-refundable deposit.

2023 private placement

In November 2023, the Company completed a private placement for total gross proceeds of $43,799 (CAD $60,001) in exchange for 44,444,446 common shares and 22,222,223 warrants and 3,000,000 broker warrants to purchase common shares.

Shareholder rights plan

On June 10, 2024, the Board approved a shareholder rights plan (the “June 2024 Rights Plan”). On July 24, 2024, the Capital Markets Tribunal of the Ontario Securities Commission issued an order to cease trading any securities issued, or that may be issued, in connection with or pursuant to the June 2024 Rights plan. Also on July 24, 2024, the Board approved the adoption of a new shareholder rights plan (the “July 2024 Rights Plan”), pursuant to which one right (a “Right”) will be issued and attached to each common share outstanding as at August 6, 2024 (the “Record Time”). A Right will also be attached to each common share issued after the Record Time. Subject to the terms of the July 2024 Rights Plan, the Rights become exercisable if a person (the “Acquiring Person”), along with certain related persons (including persons “acting jointly or in concert” as defined in the July 2024 Rights Plan), acquires or announces its intention to acquire 20% or more of the common shares without complying with the “Permitted Bid” provisions of the July 2024 Rights Plan. Following a transaction that results in a person becoming an Acquiring Person, the Rights entitle the holder thereof to purchase common shares at a significant discount to the market price. The July 2024 Rights Plan was subject to the acceptance of the TSX and shareholder ratification within six months of its adoption. The TSX notified the Company that the TSX would defer its consideration of the acceptance of the July 2024 Rights Plan until (a) such time as it was satisfied that the appropriate securities commission will not intervene pursuant to National Policy 62-202 and (b) the July 2024 Rights Plan was ratified by the shareholders of the Company by no later than January 24, 2025. A deferral of acceptance of the July 2024 Rights Plan by the TSX did not affect the adoption or operation of the July 2024 Rights Plan. The Board recommended that shareholders of the Company ratify the July 2024 Rights Plan, which was approved at the Company’s special meeting of shareholders on November 20, 2024.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 20: SHARE CAPITAL (Continued)

Equity warrants

Details of the outstanding number of warrants are as follows:

	Year ended December 31,
	2025		2024		2023
	Number of Warrants	Weighted Average Exercise Price (USD)	Number of Warrants	Weighted Average Exercise Price (USD)	Number of Warrants	Weighted Average Exercise Price (USD)
Outstanding, January 1,	10,841,482	1.17	35,105,390	2.83	19,152,797	4.21
Granted	20,421,723	1.74	—	—	25,222,223	1.18
Exercised	(17,355,910)	1.20	(5,111,111)	1.17	(9,269,630)	1.18
Expired	—	—	(19,152,797)	4.21	—	—
Outstanding, December 31,	13,907,295	1.97	10,841,482	1.17	35,105,390	2.83

The weighted average contractual life of the warrants as of December 31, 2025, was 2.2 years (December 31, 2024 and 2023: 1.9 years and 1.6 years, respectively).

In November 2023, the Company completed a private placement that included 22,222,223 warrants and 3,000,000 broker warrants to purchase common shares (the “2023 Private Placement”). The warrants and broker warrants are convertible for a fixed number of common shares of the Company which results in a classification of the warrants and broker warrants as equity instruments.

In February 2024, 5,000,000 warrants and 111,111 broker warrants related to the 2023 Private Placement were exercised resulting in the issuance of 5,111,111 common shares for proceeds of approximately $5,986.

On March 11, 2024, 25,000 warrants relating to the acquisition of the Garlock building in Sherbrooke, Québec, Canada issued during 2022 expired. These warrants were recognized as equity instruments.

On March 14, 2025, the Company issued 12,893,650 warrants at an average exercise price of $1.30 as part of the consideration paid to acquire Stronghold. The total value was $11,477 using the Black-Scholes valuation model. Refer to Note 3 for more details. The warrants are convertible into a fixed number of common shares of the Company, which are classified as equity instruments.

In April 2025, in connection with the Credit Facility, the Company granted Macquarie 5,330,946 warrants (the “2025 Warrants”) with an exercise price of $1.17. The holder has the right to exercise the warrants before 2030 to subscribe for and purchase common shares from the Company. These warrants are classified as equity instruments.

In September 2025, 1,000,000 warrants and 111,111 broker warrants related to the 2023 private placement were exercised resulting in the issuance of 1,111,111 common shares for proceeds of approximately $1,307. In addition, 111,111 broker warrants were exercised on a cashless basis in exchange for 65,672 common shares.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 20: SHARE CAPITAL (Continued)

Equity warrants (Continued)

In October 2025, in connection with the Credit Facility with Macquarie (see Note 17 for more details), the Company granted Macquarie 2,197,127 warrants with a strike price of $5.69 and a term of 5 years. The holder has the right to exercise the warrants before 2030 to subscribe for and purchase common shares from the Company. These warrants are classified as equity instruments.

In October 2025, a total of 10,802,742 warrants related to the consideration paid to acquire Stronghold were exercised resulting in the issuance of 10,802,742 common shares for proceeds of approximately $13,153. In December 2025, a total of 5,330,946 warrants related to the Credit Facility were exercised on a cashless basis, in exchange for 3,212,330 common shares.

The Black-Scholes option-pricing model utilized the following weighted-average inputs to determine the fair values of the warrants granted during the year ended December 31, 2025:

Dividend yield (%)	—%
Expected share price volatility (%)*	98%
Risk-free interest rate (%)	4.03%
Expected life of warrants (years)	5.60
Share price (CAD)	$1.88
Exercise price (USD)	$1.74
Fair value of warrants (USD)	$1.05
Number of warrants issued	20,421,723

*	Expected share price volatility is estimated based on a combination of the Company’s stock price and Bitcoin price data.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 21: STOCK-BASED COMPENSATION

Stock-based compensation expense is recognized within general and administrative expenses in the consolidated statements of operations. The stock-based compensation expense related to (i) Options, RSUs, and (ii) PSUs for employees, directors, consultants and former employees and share awards for a former executive of Stronghold were as follows:

	Year ended December 31,
	2025	2024	2023
Options	8,102	10,045	10,012
RSUs	4,140	2,034	594
PSUs	969	—	—
Share awards	1,557	—	—
	14,768	12,079	10,606

Long-Term Incentive Plan (“2025 LTIP”)

The 2025 LTIP Plan was adopted in July 2025 and provides the Company the ability to grant various share-based compensation such as, but not limited to, Options, RSUs and PSUs. The 2025 LTIP is a 10% rolling plan, permitting the issuance of up to 10% of the Company’s outstanding shares in respect of the awards granted.

Options

Under 2025 LTIP

During the year ended December 31, 2025, the Board approved Options grants to purchase 1,822,500 common shares in accordance with the 2025 LTIP (for the years ended December 31, 2024 and 2023: nil common shares). All Options issued according to the 2025 LTIP become exercisable when they vest and can be exercised for a maximum period of 5 years from the date of the grant.

Under 2021 LTIP

During the year ended December 31, 2025, the Board approved Options grants to purchase 2,536,227 common shares in accordance with the 2021 Long-Term Incentive Plan (the “2021 LTIP “) adopted on May 18, 2021 (the years ended December 31, 2024 and 2023: 9,010,000 and 13,156,250 common shares, respectively). All Options issued according to the 2021 LTIP become exercisable when they vest and can be exercised for a maximum period of 5 years from the date of the grant. As part of the options granted during the year ended December 31, 2025, the Company granted 302 Options to certain employees of Stronghold as part of the business combination described in Note 3.

On March 31, 2023, upon the voluntary surrender by Option holders, the Company cancelled outstanding Options exercisable for 10,535,000 common shares. The Company intended, but had no obligation, to grant new Options no less than 90 days after the cancellation date of the original Options to the persons who formerly held the cancelled Options. As the Options were cancelled without the concurrent grant of a replacement award, the cancellation was treated as a settlement for no consideration, and all remaining unrecognized stock-based compensation expense associated with the cancelled Options was accelerated for an amount of $914 during the first quarter of 2023.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 21: STOCK-BASED COMPENSATION (Continued)

Options (Continued)

Details of the outstanding Options are as follows:

	Year ended December 31,
	2025		2024		2023
	Number of Options	Weighted Average Exercise Price ($CAD)	Number of Options	Weighted Average Exercise Price ($CAD)	Number of Options	Weighted Average Exercise Price ($CAD)
Outstanding, January 1,	26,865,764	2.64	20,939,387	2.41	21,804,233	3.47
Granted	4,358,727	1.92	9,010,000	2.96	13,156,250	2.58
Exercised	(12,591,449)	2.36	(2,644,873)	1.50	(3,047,346)	0.85
Cancelled	—	—	—	—	(10,633,750)	5.15
Forfeited	(565,625)	2.30	(142,500)	2.97	—	—
Expired	(1,370,752)	2.70	(296,250)	5.90	(340,000)	5.47
Outstanding, December 31,	16,696,665	2.67	26,865,764	2.64	20,939,387	2.41
Exercisable, December 31,	9,687,377	1.58	9,515,764	1.58	11,112,519	2.01

Additional information on Options are as follows:

	Year ended December 31,
	2025	2024	2023
Weighted-average grant date fair value of Options granted	0.72 per share	1.12 per share	1.12 per share
Weighted-average grant date fair values of Options vested	1.08 per share	1.03 per share	1.19 per share
Weighted-average grant date fair value of non-vested Options	0.93 per share	1.19 per share	1.08 per share
Total intrinsic values of the Options exercised	21,021	5,544	6,442
Total fair value of Options vested	2,722	10,318	12,932

Year ended December 31,
2025
Total intrinsic values of the Options outstanding	12,757
Total intrinsic values of the Options exercisable	9,156

As at December 31,
2025
Weighted-average remaining contractual life of the outstanding Options	3.3 years
Weighted average remaining contractual life of the exercisable Options	3.1 years
Unrecognized compensation cost related to the non-vested Options	1,452
Remaining weighted-average vesting period	0.7 years

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 21: STOCK-BASED COMPENSATION (Continued)

Options (Continued)

The weighted-average inputs used to value the Options grants using the Black-Scholes model are as follows:

	Year ended December 31,
	2025	2024	2023
Dividend yield (%)	—	—	—
Expected share price volatility (%)*	78%	82%	96%
Risk-free interest rate (%)	3.70%	3.68%	4.33%
Expected life of Options (years)	3.0 years	3.0 years	3.0 years

*	Expected share price volatility is estimated based on a combination of the Company’s stock price and Bitcoin price data.

RSUs

Details of the RSUs are as follows:

	Year ended December 31,
	2025		2024		2023
	Number of RSUs	Weighted Average Grant Price ($CAD)	Number of RSUs	Weighted Average Grant Price ($CAD)	Number of RSUs	Weighted Average Grant Price ($CAD)
Outstanding, January 1,	897,666	3.61	624,998	4.05	400,000	3.73
Granted	6,767,857	1.57	706,000	3.27	475,000	3.83
Settled	(2,744,083)	2.25	(416,666)	3.64	(250,002)	3.13
Forfeited	(73,865)	1.45	(16,666)	5.01	—	—
Outstanding, December 31,	4,847,575	1.56	897,666	3.61	624,998	4.05

Under the 2025 LTIP

During the year ended December 31, 2025, the Board approved the grant of 3,984,432 RSUs to certain members of Management which vest 1/3 annually over three years.

Under the 2021 LTIP

During the year ended December 31, 2025, the Company granted 1,890,000 RSUs to certain employees and executive Management of Stronghold as part of the business combination described in Note 3. 1,631,700 RSUs were fully vested upon grant and 258,300 RSUs vest approximately 17% every 3 months. In addition, the Company granted 893,425 RSUs to independent directors of the Board. These RSUs fully vest in 9 months. The fair value of the RSUs is based on the Company’s share price at the date of grant.

During the year ended December 31, 2024, the Board approved the grant of 706,000 RSUs to certain members of senior Management. Of the 706,000 RSUs, 175,000 RSUs vest 50% approximately one month from the grant date and an additional 25% every 6 months and 531,000 RSUs vest 33% three months from the grant date and an additional 33% every six months.

During the year ended December 31, 2023, the Board approved the grant of 475,000 RSUs to certain members of senior Management and Directors which vest 25% at the time of grant and an additional 25% every 6 months.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 21: STOCK-BASED COMPENSATION (Continued)

RSUs (Continued)

Additional information on RSUs are as follows:

	Year ended December 31,
	2025	2024	2023
Total fair value of RSUs vested	4,427	1,160	691

As at December 31,
2025
Unrecognized compensation cost related to the unvested RSUs	2,908
Remaining weighted-average vesting period	1.8 years

PSUs

Details of the PSUs are as follows:

	Year ended December 31,
	2025
	Number of PSUs	Weighted Average Grant Price ($CAD)
Outstanding, January 1,	—	—
Granted	4,349,985	1.41
Cancelled	(841,710)	1.41
Outstanding, December 31,	3,508,275	1.41

During the year ended December 31, 2025, the Company granted 4,349,985 PSUs to senior executives as part of the 2025 LTIP, which will vest at the end of the three years. PSUs entitle participants to receive a specified number of common shares of the Company, subject to the achievement of predetermined market and service conditions over a defined vesting period.

PSUs vest in a single tranche at the end of the performance cycle, contingent upon the attainment of certain corporate objectives. Upon vesting, each PSU converts into one common share of the Company, subject to a multiplier based on the level of achievement. The actual number of shares awarded may be 0%, 50%, 100% or 200% of the target award.

In October 2025, in connection with the former Chief Financial Officer’s departure, the Company accelerated the vesting of certain unvested stock options and RSUs. Additionally, 841,710 outstanding PSUs were exchanged for 380,000 RSUs. The modification resulted in incremental stock-based compensation expense recognized during the year ended December 31, 2025.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 21: STOCK-BASED COMPENSATION (Continued)

PSUs (Continued)

Additional information on PSUs are as follows:

Year ended December 31,
2025
Total fair value of PSUs vested	—

As at December 31,
2025
Unrecognized compensation cost related to the unvested PSUs	5,135
Remaining weighted-average vesting period	2.5 years

The fair value of PSUs is determined at the grant date using a Monte Carlo simulation model, which incorporates the probability of achieving market-based performance conditions. The assumptions used to value the PSUs grants using the Monte Carlo simulation model are as follows:

Year ended December 31,
2025
Dividend yield (%)	—%
Expected share price volatility (%)	98%
Risk-free interest rate (%)	3.85%
Expected life of PSU (years)	3.0 years

Share awards

During the year ended December 31, 2025, following the Stronghold transaction, the Company entered into a stock award agreement as well as a consulting agreement with a former executive of Stronghold and granted 1,543,320 share awards with a grant-date fair value of $1.11 per award. The share awards fully vested in September 2025, subject to continued provision of services through this date. Notwithstanding the foregoing, the share awards can be accelerated and fully vested if certain conditions are met. In April 2025, the conditions were met and the share awards were settled.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 22: FINANCIAL INSTRUMENTS

a.	Measurement categories and fair value

The following table presents the fair values of the Company’s financial instruments and their level within the fair value hierarchy:

		As of December 31,	As of December 31,
Measurement		2025	2024

Financial assets at amortized cost
Cash	Level 1	573,462	59,542
Restricted cash	Level 1	57,500	—
Accounts receivable, net	Level 2	5,471	1,259
Other receivables	Level 2	1,405	1,177
Security deposits for energy	Level 2	5,157	7,740
Refundable Hosting Deposits	Level 2	—	14,216
Other refundable deposits	Level 3	350	—
Financial assets at fair value through profit and loss
Derivative assets	Level 2	7,487	3,418
Total fair value of financial assets		650,832	87,352

Financial liabilities at amortized cost
Accounts payable and accrued expenses	Level 2	34,974	22,056
Long-term debt*	Level 2	699,657	1,576

Financial liabilities at fair value through profit and loss
Derivative liabilities	Level 2	2,922	128
Total fair value of financial liabilities		737,553	23,760

Net fair value		(86,721)	63,592

*	The Credit Facility and the Convertible Notes are recognized at amortized cost using the effective interest rate method. Their carrying amounts amounted to $94,808 and $571,315, respectively, as of December 31, 2025, whereas their fair values, which are based on discounted cash flows using a current borrowing rate, amounted to $106,060 and $590,252, respectively.

There were no transfers between Level 1, 2 or 3 of the fair value hierarchy during the years ended December 31, 2025 and 2024.

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a non-recurring basis. The Company’s long-lived assets, including intangible assets, operating lease right-of-use assets, and property, plant and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are measured at fair value only when an impairment loss is recognized.

The carrying amounts of cash, restricted cash, accounts receivable, net, other receivables, security deposits for energy, Refundable Hosting Deposits, other refundable deposits, receivable from disposal of business and accounts payable and accrued expenses presented in the table above are a reasonable approximation of their fair value due to their short-term maturity or they are valued using the income approach valuation technique.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 22: FINANCIAL INSTRUMENTS (Continued)

a.	Measurement categories and fair value (Continued)

Derivatives assets and liabilities

The fair value of derivatives is categorized as Level 2 as applicable, in the fair value hierarchy and is presented under derivative assets and liabilities in the consolidated balance sheets when there is an outstanding contract at period end. The derivatives are measured at fair values on a recurring basis. Refer to Note 10 for more details.

i.	Bitcoin option and selling contracts (derivatives)

Fair value of derivative financial instruments generally reflects the estimated amounts that the Company would receive or pay, taking into consideration the counterparty credit risk or the Company’s credit risk at each reporting date. The Company uses market data such as Bitcoin option futures to estimate the fair value of option contracts at each reporting date. Refer to Note 10 for more details.

ii.	Bitcoin Redemption Options (embedded derivatives)

The purchase order agreements explained in Note 10 provide the Company with the option to redeem the Bitcoin Pledged at a market price determined when the Bitcoin was first pledged (“Agreed Bitcoin Price”).

The right to redeem the Bitcoin Pledged meets the definition of an embedded derivative as the derivative that is embedded in the non-financial contract is not closely related to the economic characteristics and risks of the host non-financial contract. The fair value of the embedded derivative is determined using a combination of the Monte Carlo simulation model to simulate future Bitcoin prices based on probability factors and the Black-Scholes Model to estimate the value of each Bitcoin Redemption Option.

At each reporting date, the fair value is determined by multiplying the number of redeemable Bitcoin pledged by the present value of the difference between the Agreed Bitcoin Price and the simulated spot price of Bitcoin while considering the likelihood of exercising the quarterly installments. Change in fair value is recognized in Other expense.

iii.	Capped call transactions (derivatives assets)

In October 2025, the Company entered into capped call transactions in connection with the issuance of Convertible Notes. The fair value of the capped call transactions is determined using an option pricing model that incorporates observable market inputs, including the Company’s share price, expected volatility, risk-free interest rate, expected term and contractual terms of the instruments. As the valuation primarily incorporates observable inputs, the fair value measurement is classified within Level 2 of the fair value hierarchy. The most significant input in the model is the Company’s share price and expected volatility. Due to the decline in the share price from the inception date to December 31st, there was a loss of $63,890 during the year ended December 31, 2025, presented within (loss) gain from derivative assets and liabilities in the statement of operations.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 22: FINANCIAL INSTRUMENTS (Continued)

a.	Measurement categories and fair value (Continued)

Refundable deposits

The refundable deposits are measured at amortized cost using the effective interest rate (“EIR”) method and are classified as Level 2 according to the Company’s fair value hierarchy. Their fair values are a recurring measurement. The valuation technique used is the income approach (discounted future cash flows). Refer to Note 15 for more details.

i.	Refundable Hosting Deposits

Prior to the Stronghold Transaction completed on March 14, 2025, the Refundable Hosting Deposits were accounted for as financial assets and measured at fair value on initial recognition based on the contractual right to receive the principal amount of each refundable hosting deposit plus interest at the end of the contractual term.

The valuation technique used is the income approach (discounted future cash flows) with an initial EIR higher than the SOFR + 1% rate specified in the Hosting Agreements. As a result, the Panther Creek Refundable Deposit and the Scrubgrass Refundable Deposit were initially recognized at a fair value of $7,125 and $7,542, respectively, which were lower than the $7,800 principal amount of each deposit. Upon initial recognition of the Refundable Deposits, the difference between the fair value and principal of $675 and $258, respectively, were recognized as a loss in Other expense during the year ended December 31, 2024. The EIR applicable as of December 31, 2024 was 12% and 9%, respectively.

The total interest income of $364 was recognized in Other expense during the year ended December 31, 2024. In addition, the Company recognized a total CECL of $815 in Other expense. Refer to Note 15 for more details.

Following the acquisition of Stronghold on March 14, 2025, the Panther Creek and the Scrubgrass Hosting Agreements were terminated, resulting in the settlement of the Refundable Hosting Deposits.

ii.	Security deposits for energy

The security deposits for energy consumption is related to the operational Paso Pe and in-construction Yguazu Bitcoin data centers in Paraguay. The valuation technique used was the income approach (discounted future cash flows) with an EIR of 6% over an estimated term of 3 years.

Following the disposal of the Yguazu Bitcoin data center on March 17, 2025 and the classification of the Paso Pe Bitcoin data center operation in Paraguay as assets “held for sale”, the security deposits for energy were derecognized and amounted to nil as of December 31, 2025.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 22: FINANCIAL INSTRUMENTS (Continued)

a.	Measurement categories and fair value (Continued)

Refundable deposits (Continued)

The following table details the movement in the refundable deposits:

	Panther Creek	Scrubgrass	Refundable Hosting Deposits	Security deposits for energy	Other	Total
Balance as of January 1, 2024	—	—	—	277	—	277
Additions	7,800	7,800	15,600	9,034	—	24,634
Initial loss on recognition	(675)	(258)	(933)	(1,571)	—	(2,504)
Fair value at initial recognition	7,125	7,542	14,667	7,740	—	22,407
Interest income	261	103	364	—	—	364
CECLs	(409)	(406)	(815)	—	—	(815)
Balance as of December 31, 2024 before reclassification to assets “held for sale”	6,977	7,239	14,216	7,740	—	21,956
Balance as of December 31, 2024 presented as non-current assets “held for sale”	—	—	—	(7,740)	—	(7,740)
Balance as of December 31, 2024	6,977	7,239	14,216	—	—	14,216
Addition from business combination	—	—	—	—	350	350
Interest Income	187	126	313	226	—	539
Gain on settlement	603	342	945	—	—	945
Derecognition	(7,767)	(7,707)	(15,474)	(2,809)	—	(18,283)
Balance as of December 31, 2025 before reclassification to assets “held for sale”	—	—	—	5,157	350	5,507
Balance as of December 31, 2025 presented as non-current assets “held for sale”	—	—	—	(5,157)	—	(5,157)
Balance as of December 31, 2025	—	—	—	—	350	350

b.	Risk management policy

The Company is exposed to foreign currency risk, credit risk, counterparty risk, liquidity risk and concentration risk. The Company’s senior Management monitors these risks.

Foreign currency risk

Foreign currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company’s functional currency is the USD as all of its cryptocurrency Mining revenues, most of its capital expenditures and most of its financing are primarily measured or transacted in USD. The Company is exposed to variability in the CAD and ARS to USD exchange rates when making expenditures payable in CAD and ARS. The Company funds foreign currency transactions by buying the foreign currencies at the spot rate when required. A 5% increase or decrease in the USD/CAD and USD/ARS exchange rates may have an impact of an increase or decrease of $1,095 on retained earnings at December 31, 2025 (December 31, 2024: $15).

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 22: FINANCIAL INSTRUMENTS (Continued)

b.	Risk management policy (Continued)

Amounts denominated in CAD and ARS included in the consolidated balance sheets, presented in thousands of USD, are as follows:

	As of December 31,		As of December 31,
	2025		2024
	CAD	ARS	CAD	ARS
Cash	9,278	14,203	5,362	1,983
Accounts receivable, net	127	—	1,259	—
Accounts payable and accrued expenses	—	—	(5,341)	(1,391)
Long-term debt	(1,704)	—	(1,576)	—
	7,701	14,203	(296)	592

Credit risk and counterparty risk

Credit risk is the risk of an unexpected loss if a third party fails to meet its contractual obligations, including those related to cash and cash equivalents. The Company mitigates credit risk related to cash by holding the majority of its cash with a Canadian chartered bank.

The Company is exposed to counterparty risk primarily through the significant deposits placed with suppliers of Mining hardware to secure orders and delivery dates, deposits made in relation with HPC/AI expansion plans, as well as deposits placed with construction companies and suppliers of electrical components and construction materials. A failure by a supplier to meet its contractual obligations may result in delayed deliveries or long-term deposits and equipment and construction prepayments that are not realized. The Company seeks to mitigate this risk by procuring Mining hardware from larger and more established suppliers and by transacting with counterparties with whom the Company has established relationships and knowledge of their reputation in the market as well as by insuring deposits placed for construction work and materials.

Credit risk related to accounts receivable arises from Stronghold energy sales and sales to Volta’s third-party customers. The Company performs ongoing credit evaluations of its customers and maintains an allowance for expected credit losses to cover the estimated amount of receivables that may be uncollectible. The allowance for expected credit losses is based on Management’s assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivable balances.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 22: FINANCIAL INSTRUMENTS (Continued)

b.	Risk management policy (Continued)

Liquidity risk

Liquidity risk is a risk that the Company will not be able to meet its financial obligations as they become due. The Company manages liquidity risk by monitoring its cash balances and forecasted cash flows generated from operations to ensure that sufficient liquidity is maintained to meet projected financial liabilities.

The Company’s operations are capital-intensive, and its liquidity is affected by a combination of factors, including the market price of Bitcoin, network difficulty rates, energy costs, and the timing of capital expenditures related to the Company’s planned strategic transition toward HPC infrastructure development. As of December 31, 2025, the Company had cash of $573,462 and Bitcoin of $180,285. Management has evaluated the Company’s liquidity position, including forecasted cash flows from Bitcoin Mining operations, anticipated expenditures associated with HPC infrastructure development, and contractual obligations due within 12 months from the date the financial statements are issued.

Based on this evaluation, the Company believes that existing cash and Bitcoin, expected cash inflows from Mining operations, and the Company’s ability to manage the timing of expenditures will be sufficient to meet its obligations as they become due for at least the next twelve months. The Company will require additional funds to complete expansion plans into HPC infrastructure development.

As of December 31, 2025, the Company is committed to purchase $129,662 of property, plant and equipment in the next 12 months. Refer to Note 27 for more details.

The following table presents the future principal capital payment of long-term debt and the future minimum lease payments required under non-cancellable leases as of December 31, 2025:

	2026	2027	2028	2029	2030 +	Total
Long-term debt*	607	100,585	592	482	591,018	693,284
Lease liabilities	3,359	3,758	3,769	3,673	13,337	27,896
	3,966	104,343	4,361	4,155	604,355	721,180

*	The Credit Facility is due on demand and its undiscounted contractual maturities were $1,658 as of December 31, 2025.

Concentration risk

Concentration risk arises from exposures that are concentrated within the same category, such as geographical location, product type, industry sector or counterparty type. The cryptocurrency Mining and hosting industry is highly volatile and subject to significant inherent risk. During the year ended December 31, 2025, the Company earned 88% (2024: 95% and 2023: 96%) of its revenues from one Mining pool operator. The Company has the ability to switch Mining Pools or to mine independently at any time. The Company also holds a portion of its working capital in Bitcoin.

A significant decline in the market prices of cryptocurrencies, an increase in the difficulty of cryptocurrency Mining, changes in the regulatory environment and adverse changes in other inherent risks can significantly negatively impact the Company’s operations and the carrying value of its assets.

The Company purchased Bitcoin option contracts that provide it with the right, but not the obligation, to sell digital assets at a fixed price. Option contracts are used to mitigate the risk of Bitcoin price volatility and reduce the variability of cash flows associated with future sales of digital assets. Refer to Note 10 for more details.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 23: LOSS PER SHARE

The following table presents the computation of basic and diluted loss per share from continuing operations:

	Year ended December 31,
From continuing operations:	2025	2024	2023
Numerator:
Loss from continuing operations	(208,514)	(7,359)	(39,933)
Effect of Convertible Notes	—	—	—
Numerator for diluted loss per share	(208,514)	(7,359)	(39,933)

Denominator:
Denominator for basic loss per share - weighted average shares outstanding	551,676,757	414,669,947	262,237,117
Dilutive impact of Convertible Notes	—	—	—
Denominator for diluted loss per share - weighted average shares outstanding	551,676,757	414,669,947	262,237,117

Loss from continuing operations per common share attributable to common shareholders:
Basic	(0.38)	(0.02)	(0.15)
Diluted	(0.38)	(0.02)	(0.15)

The following table presents the computation of basic and diluted loss per share from discontinued operations:

	Year ended December 31,
From discontinued operations	2025	2024	2023
Numerator:
Loss from discontinued operations	(76,030)	(21,006)	(15,578)
Effect of Convertible Notes	—	—	—
Numerator for diluted loss per share	(76,030)	(21,006)	(15,578)

Denominator:
Denominator for basis loss per share - weighted average shares outstanding	551,676,757	414,669,947	262,237,117
Dilutive impact of Convertible Notes	—	—	—
Denominator for diluted loss per share - weighted average shares outstanding	551,676,757	414,669,947	262,237,117

Loss from discontinued operations per common share attributable to common shareholders:
Basic	(0.14)	(0.05)	(0.06)
Diluted	(0.14)	(0.05)	(0.06)

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 23: LOSS PER SHARE (Continued)

Earnings per share

For the year ended December 31, 2025, 2024 and 2023 potentially dilutive securities were excluded from the calculation of diluted loss per share due to their anti-dilutive effect.

The following table presents additional potentially dilutive securities that were excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive:

	Year ended December 31,
	2025	2024	2023
Options	8,995,839	6,046,226	3,864,150
Warrants	6,874,665	5,704,798	768,476
RSUs	4,776,810	859,942	331,735
PSUs	1,682,050	—	—
Share awards	486,252	—	—
Convertible note shares	16,663,468	—	—
	39,479,084	12,610,966	4,964,361

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 24: SEGMENT AND GEOGRAPHICAL INFORMATION

Reportable segment

The Company has aggregated all of its Cryptocurrency Mining operating segments into a single operating segment, which is the Company’s only reportable segment, Cryptocurrency Mining. The CODM manages segment performance and resource allocation based upon net income (loss). The CODM uses consolidated net income (loss) to evaluate the overall financial performance of the Company, to compare actual results against internal budgets and forecasts and to inform capital allocation decisions, including the prioritization of investments across the Company’s Bitcoin Mining Operations. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Significant expenses reviewed by the CODM include those that are presented in the consolidated statements of operations and the more detailed component disclosed in Note 25.

Revenues

Revenues by country are as follows:

	Year ended December 31,
	2025	2024	2023
North America
United States	116,386	16,500	11,466
Canada	112,890	116,774	108,934
Total	229,276	133,274	120,400

Revenues are presented based on the geographical contribution of computational power used for hashing calculations (measured by hashrate) or sales to external customers.

Property, Plant and Equipment and other non-current assets

The carrying amount of property, plant and equipment and other non-current assets (excluding financial assets, intangible assets and deferred tax assets) by country is as follows:

	As of December 31,			As of December 31,
	2025			2024
	PPE	Other	Total non-current assets	PPE	Other	Total non-current assets
North America
United States	292,196	26,865	319,061	63,147	14,535	77,682
Canada	66,125	17,362	83,487	117,025	52,819	169,844
Total	358,321	44,227	402,548	180,172	67,354	247,526

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 25: ADDITIONAL DETAILS TO THE STATEMENTS OF OPERATIONS

Disaggregated revenues

	Year ended December 31,
	2025	2024	2023
Cryptocurrency Mining	206,209	128,172	115,340
Cryptocurrency Hosting	4,491	—	—
Electrical services	4,595	5,102	5,060
Energy sales	13,981	—	—
	229,276	133,274	120,400

Cost of revenues

	Year ended December 31,
	2025	2024	2023
Energy expenses	(80,280)	(60,368)	(68,715)
Sales tax recovery - energy	—	17,017	—
Depreciation and amortization	(98,130)	(102,469)	(65,043)
Sales tax recovery - depreciation and amortization	—	8,760	—
Hosting expenses	(7,735)	—	—
Infrastructure expenses	(58,179)	(8,045)	(6,243)
Electrical components and salaries	(3,856)	(4,081)	(4,141)
	(248,180)	(149,186)	(144,142)

Inventories

During the year ended December 31, 2025, the cost of electrical component inventory and waste, limestone and fuel oil recognized as an expense and included in cost of revenues was $44,257 (years ended December 31, 2024 and 2023: $3,392 and $3,320, respectively).

Energy costs are net of RECs and WTCs

During the year ended December 31, 2025, RECs amounted to $17,076, and the WTCs amounted to $5,687, (years ended December 31, 2024 and 2023: RECs and WTCs were nil), all of which offset energy expenses in the cost of revenues.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 25: ADDITIONAL DETAILS TO THE STATEMENTS OF OPERATIONS (Continued)

Cost of revenues (Continued)

Customs duties

During the year ended December 31, 2025, infrastructure expenses included $9,244 of customs duties in connection with the importation of Miners in 2021 (years ended December 31, 2024 and 2023: nil).

In 2021, the Company imported Miners into Washington state, United States, that the vendor located in China claimed originated in Malaysia. In early 2022, U.S. Customs and Border Protection (“CBP”) challenged the origination of the Miners, asserting that the Miners were manufactured in China, and notified the Company of a potential assessment of a U.S. importation duty of 25%.

During the third quarter of 2023 and the first quarter of 2025, the Company submitted supporting documentation to CBP in defense of its position that the Miners were manufactured outside China and the associated custom duties in the amount of $9,424 do not apply. In 2024, the Company paid $180 of the custom duties resulting in an amount of $9,244 related to the potential assessment.

In August 2025, the Company received a response letter from the CBP indicating that customs duties are required under the circumstances. During the year ended December 31, 2025, the Company paid $11,882 to the CBP with a corresponding expense of $9,244 recognized as costs of revenues relating to the customs duties and $2,658 recognized as other expense (income) relating to interest and penalties.

Canadian sales tax recovery

In April 2024, the Company received confirmation from the provincial tax authorities that Canadian sales taxes paid from February 5, 2022 onwards are refundable. Between February 5, 2022, the date on which the new cryptocurrency sales tax legislation came into effect, and April 2024, the Company filed monthly sales tax refund claims totaling approximately $24,400 (CAD$33,000) that were not paid to the Company, pending the finalization of the legislation. The refund relates to sales taxes incurred on various expenditures including, but not limited to, electricity costs, cost of property, plant and equipment, professional services, etc.

During the year ended December 31, 2024, the Company recognized sales tax recoveries of $22,200 related to prior years (2022 and 2023) and $2,200 related to the period from January to April 2024. The amounts were presented as direct adjustments to the related expenses and asset categories. During the year ended December 31, 2024, the full $24,400 of sales tax claims were refunded by the Canadian tax authorities.

In addition to previously not receiving its Canadian sales tax refund claims, the Company was self-assessing sales taxes payable when appropriate. During the year ended December 31, 2024, the Company reversed $9,560 of government remittances previously included in PPE and accrued in accounts payable and accrued expenses, as disclosed in Note 16. Of this amount, $5,360 was recognized as a decrease to cost of revenues, $520 was recognized as a decrease to general and administrative expense and $3,680 was recognized as a decrease to PPE.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 25: ADDITIONAL DETAILS TO THE STATEMENTS OF OPERATIONS (Continued)

General and administrative expenses

	Year ended December 31,
	2025	2024	2023
Salaries and wages	(28,234)	(20,243)	(11,370)
Stock-based compensation	(14,768)	(12,079)	(10,606)
Professional services	(20,624)	(22,874)	(6,238)
Sales tax recovery - professional services	—	1,389	—
Insurance, duties and other	(10,261)	(6,601)	(4,020)
Travel, motor vehicle and meals	(2,165)	(1,252)	(812)
Telecom hosting and telecommunications	(542)	(303)	(365)
Advertising and promotion	(1,745)	(697)	(456)
Sales tax recovery - other general and administrative expenses	—	735	—
	(78,339)	(61,925)	(33,867)

Other expense

	Year ended December 31,
	2025	2024	2023
Gain on derecognition of warrants	—	62	—
Gain on settlement of Refundable Hosting Deposits	945	—	—
Loss on initial recognition of refundable deposits	—	(933)	—
Amortization of transaction costs and debt discount	(3,148)	—	—
Gain (loss) on exchange rates	(422)	(896)	(590)
Other financial expenses	(3,438)	(343)	(938)
	(6,063)	(2,110)	(1,528)

Gain on extinguishment of long-term debt

In February 2022, Backbone Mining entered into an equipment financing agreement for gross proceeds of $32,000 collateralized by 6,100 Bitmain S19j Pro Miners referred to as the “BlockFi Loan”. The net proceeds received by the Company were $30,994 after capitalizing origination, closing and other transaction fees of $1,006. In December 2022, Backbone Mining ceased making installment payments, which constituted a default under the loan agreement, and the BlockFi Loan was classified as current.

In February 2023, the Company entered into a settlement agreement with BlockFi pursuant to which an outstanding equipment financing obligation with a carrying amount of $20,330 was settled for cash consideration of $7,750. As a result, the Company recognized a gain on extinguishment of long-term debt of $12,580 recognized in Gain on extinguishment of long-term debt in the consolidated statements of operations during the year ended December 31, 2023. Upon settlement, all assets previously pledged as collateral were released.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 26: ADDITIONAL DETAILS TO THE STATEMENTS OF CASH FLOW

	Year ended December 31,
	2025	2024	2023

Changes in non-cash working capital components:
Increase in accounts receivable, net	(1,503)	(545)	(13)
Decrease in other current assets	9,988	2,342	1,104
Increase in inventories	(4,985)	(475)	(117)
Decrease (increase) in deposits	(19)	5,467	420
Decrease in accounts payable and accrued expenses	(2,048)	(15,827)	(533)
Increase in operating lease liabilities	813	1,737	1,708
Decrease in taxes payable	(406)	(178)	156
Decrease in other non-current liabilities	(729)	—	—
	1,111	(7,479)	2,725

Significant non-cash transactions:
Issuance of common shares, warrants and RSUs in connection with the acquisition of Stronghold	78,161	—
Issuance of warrants in connection with debt issuance	8,610	—	—
Equipment prepayments realized as additions to PPE	41,045	32,433	7,372
Addition of ROU assets and related lease liabilities	3,879	9,928	1,553
Purchase of PPE financed by short-term credit	6,402	8,113	1,365
Issuance of common shares in connection with acquisitions of assets	33,745	—	1,354
Issuance of common shares in connection with acquisition of lease	—	3,000	—
Computational power revenue and its related service expense	3,516	1,023	—

Depreciation and amortization*
Property, plant and equipment, net	120,929	133,428	82,566
Finance lease right-of-use assets	990	1,363	1,609
Intangible assets, net	711	633	148
	122,630	135,424	84,323

*	Depreciation and amortization expenses are part of the non-cash adjustments in the cash flow statement, and these amounts also include figures from discontinued operations. See Note 11 for more details.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	Year ended December 31,
	2025	2024	2023
Cash	573,462	59,542	84,038
Restricted cash	57,500	—	—
Total cash and restricted cash	630,962	59,542	84,038

Amounts included in restricted cash represent amounts pledged as collateral for long-term financing arrangements as contractually required by a lender.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 27: COMMITMENTS AND CONTINGENCIES

Contingent Liability

As the Company continues to periodically import products into the United States, it is subject to review by the CBP regarding the classification and origin of such imports. Refer to Note 25 for more details regarding the Company’s Miners imported in 2021. There were no Miners imported into the United States in 2022 or 2023; and for 2024 and 2025, the Company has not received any assessment or communication of a potential assessment.

Furthermore, the Company took several steps to ensure compliance with CBP rules and regulations by sourcing non-Chinese origin equipment including, but not limited to, the specifications of which non-Chinese production facilities could be supplied under our purchase agreements with Bitmain Development PTE. Ltd., in person factory inspections by the Company’s employees to verify production, and the collection of various importation documents that confer non-Chinese origin. While the Company has addressed certain concerns related to previous importations, additional assessments may be made by the CBP in connection with other importations.

The Company imported 34,179 Miners in the United States during 2025 (2024: 9,399) and had delivered asset values of $130,698 (2024: $25,782). Importation tariffs from China fluctuated between 22.4% and 150.5% in 2025 (2024: 22.4%). Any assessments made on previous importations by the CBP could also include penalties and interest.

Subsequent to period end, the U.S. Supreme Court IEEPA Tariff Ruling determined that certain tariffs previously imposed under the International Emergency Economic Powers Act were not lawful. Based on currently available guidance, the tariff rate for imports of Chinese origin is expected to be approximately 27.6%. However, the timing, scope, and implementation of such changes remain subject to regulatory interpretation and potential further governmental action.

At this time, while the Company believes it has taken the appropriate steps to reduce the risk of potential exposure, the Company is unable to predict the outcome of any future assessments or to reasonably estimate the amount, if any, that may be payable in connection with these matters. The facts surrounding each importation may vary and the Company reserves the right and may challenge any assessments.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 27: COMMITMENTS AND CONTINGENCIES (Continued)

Lawsuits

Class Action Lawsuit

On May 9, 2025, and as amended on October 21, 2025, a purported shareholder filed a putative class action complaint in the United States District Court for the Eastern District of New York, in a case now titled In re: Bitfarms Securities Litigation, case no 1:25-cv-02630. Co-Lead Plaintiffs Zhao Jun, Gong Lanfang, Michael Pearl, Kazim Khan, and Michael Lawarre sued Bitfarms Ltd., Benjamin Gagnon, Jeffrey Lucas and Geoffrey Morphy alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder. The lawsuit alleges that the Company, its current CEO, its former CFO and its former CEO made materially false and/or misleading statements regarding the Company’s business, operations and internal controls over financial reporting. The Plaintiff seeks class certification, unspecified damages plus interest and attorney and expert witness fees and other costs on behalf of a purported class consisting of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired Company common stock from March 21, 2023 and December 9, 2024. The lawsuit was filed by Pomerantz Law Firm. The Company cannot predict the duration or outcome of this lawsuit at this time. As a result, the Company is unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this lawsuit and no provision was recognized as of December 31, 2025. The Company intends to vigorously defend itself in this matter.

Commitments

The Company is committed to purchase the following property, plant and equipment as of December 31, 2025:

2026
Land	4,935
HPC infrastructure projects in Washington state, United States	124,727
129,662

Agreements to purchase land

In August 2025, the Company entered into agreements to purchase 3 acres of land in Washington State, United States and 181 acres of land in Pennsylvania, United States for $1,898 and $3,500, respectively.

Commitment for HPC Data Center Projects

In November 2025, the Company entered into a purchase commitment of $128,742, payable over the next 12 months, for the development and expansion of HPC data center projects with a large publicly traded American multinational provider of critical infrastructure and services for data centers. Under the terms of the agreement, the provider is contracted to deliver a range of services that include engineering, project management assistance, procurement and manufacturing, site management support and factory acceptance testing, all contributing, in addition to other expenses, to the construction of a fully integrated 18 MW hybrid-built data center in Washington state, United States.

BITFARMS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - audited)

NOTE 28: SUBSEQUENT EVENTS

Management has evaluated subsequent events from January 1, 2026 to March 31, 2026.

Full repayment of the Credit Facility with Macquarie

On February 6, 2026, the Company reimbursed the Credit Facility with Macquarie in full for a total of $116,855.

Blockfills Bankruptcy

On March 16, 2026, Reliz Ltd., the operating entity of BlockFills, a Chicago-based cryptocurrency brokerage, trading platform, and liquidity provider, filed voluntary petitions for relief under Chapter 11 restructuring proceedings of the United States Bankruptcy Code.

As of March 16, 2026, the Company had a net exposure of $4,200 with BlockFills in connection with its Bitcoin option and selling contracts.

Redomiciliation

On February 6, 2026, Bitfarms announced that its board of directors (the “Board”) approved a plan of arrangement (the “Arrangement”) under which Bitfarms will redomicile from Canada to the United States (the “U.S. Redomiciliation”), subject to receipt of shareholder, stock exchange and court approvals. Upon completion of the U.S. Redomiciliation, the ultimate parent company of Bitfarms will be a new corporation formed under the laws of the State of Delaware that will operate under the name Keel Infrastructure Corp. (“Keel Infrastructure”). To effect the U.S. Redomiciliation, each outstanding common share of Bitfarms (a “Common Share”) will be exchanged for one share of common stock of Keel Infrastructure (“Keel Common Stock”), pursuant to the Arrangement. Following completion of the U.S. Redomiciliation, Bitfarms will become an indirect wholly owned subsidiary of Keel Infrastructure, which together with Bitfarms and its other subsidiaries will carry on the business currently conducted by Bitfarms and its subsidiaries.

The Arrangement was approved by Bitfarms’ shareholders at a special meeting held on March 20, 2026. The Ontario Superior Court of Justice (Commercial List) issued its final order approving the Arrangement on March 24, 2026.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2025. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that its objectives are met. Due to inherent limitations in all such systems, no evaluation of controls can provide absolute assurance that all control issues within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation.

Our internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in item 15 of this Annual Report on Form 10-K.

In March 2025, we acquired Stronghold in the Stronghold merger. Under SEC staff guidance and in accordance with National Instrument 52-109 Certification of Disclosure in Issuers’ Annual and Interim Filings, in the Company’s assessment of the scope of disclosure controls and procedures and internal control over financial reporting, the Company has excluded the controls, policies and procedures of Stronghold from the assessment of internal control over financial reporting as of December 31, 2025.

Management has excluded Stronghold Digital Mining, Inc. from its assessment of internal control over financial reporting as of December 31, 2025, because it was acquired by us in a purchase business combination during 2025. Stronghold Digital Mining, Inc. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment of internal control over financial reporting represent 12.2% and 27.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

Remediation of Previously Reported Material Weakness

Management had previously concluded that the control over accounting for complex transactions, such as the classification of financial instruments and certain cash flow items, did not operate effectively in certain instances, which constituted a material weakness in internal control over financial reporting as of December 31, 2024. Management concluded that our internal control over financial reporting as of December 31, 2024 was not effective because of the material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements may not be prevented or detected on a timely basis.

In response to the identified material weakness, remediation efforts comprised expanding the finance team to include more Chartered Professional Accountants and Certified Public Accountants with technical expertise and experience in evaluating more complex transactions, involving our legal counsel on evaluating complex agreements involving financial instruments and engaging third-party consultants to assist with assessing the accounting for complex transactions and review of financial statements. Management has concluded that the weakness did not result in any misstatements or adjustments in the Company’s audited consolidated financial statements for the year ended December 31, 2025 nor for any unaudited interim consolidated financial statements for any of the reporting periods therein. Remediation measures were completed and, based on the results of testing performed over the remediated controls, management determined that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

Other than the remediation of the material weakness mentioned above, and the controls related to the adoption of U.S. GAAP, we have not identified any changes in our internal control over financial reporting in connection with our evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2025, no director or executive officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth information on our executive officers and directors as of the filing of this Annual Report. All executive officers serve at the discretion of the Board. The term of office of each of our directors expires at our next Annual Meeting of Shareholders and until their successors are duly elected and qualified.

Name	Age	Title	Director since	Officer since
Benjamin Gagnon	37	Chief Executive Officer and Director	2024	2021
Jonathan Mir	54	Chief Financial Officer	N/A	2025
Liam Wilson	40	Chief Operating Officer	N/A	2024
Rachel Silverstein	42	General Counsel, Global	N/A	2024
Edith Hofmeister	60	Independent Director and Chair of the Board	2022	N/A
Brian Howlett	66	Independent Director	2020	N/A
Fanny Philip	38	Independent Director	2024	N/A
Amy Freedman	53	Independent Director	2024	N/A
Andrew J. Chang	43	Independent Director	2024	N/A
Wayne Duso	63	Independent Director	2025	N/A

Family Relationships

There are no family relationships between our executive officers and members of our Board.

Business Experience of Directors and Executive Officers

Benjamin Gagnon, Chief Executive Officer and Director

Ben Gagnon is Chief Executive Officer and Director of Bitfarms Ltd. Ben’s career began in 2015, focused on power, land acquisition, and data center development for Bitcoin mining in South East Asia. Long before AI infrastructure became a global investment thesis, Ben was doing the foundational work: originating power contracts, navigating grid interconnection, developing industrial sites, and deploying energy-intensive compute systems at scale. Before Bitfarms, Ben co-founded and led two computer infrastructure ventures, serving as CEO, CTO, and chief architect of full-stack operations across power, land, and technology. Mr. Gagnon started his career at Bitfarms Canada as Director of Business Development in 2019 and was promoted to the Director of Mining Operations in 2020 and Chief Mining Officer in 2021. Mr. Gagnon is a proven strategy and people focused executive in the Bitcoin Mining space. At Bitfarms, he has overseen the development and execution of the Bitfarms Canada’s growth strategy, which has driven organic growth, captured market share in Bitcoin Mining and diversified and strengthened the Bitfarms Canada’s energy assets. Mr. Gagnon brings in a deep familiarity with all aspects of operations at Bitfarms, having worked intimately with every department, as well as extensive leadership experience from previous executive roles with cryptocurrency Mining companies. His successful track record overseeing the growth of Bitfarms’ Mining operations and integration of new technologies amidst a rapidly evolving landscape has been critical to Bitfarms’ value creation strategy, which includes diversification into synergistic new areas like energy generation, heat recycling, energy trading and HPC (high performance computing) for artificial intelligence, as well as execution of strategies related to the 2028 halving event. Prior to joining Bitfarms Canada, Mr. Gagnon founded and operated two Bitcoin Mining companies, holding roles as Chief Executive Officer, Chief Mining Officer and Chief Technology Officer.

Mr. Gagnon earned his M.Sc. in Internet Computing from Hong Kong University and has a B.Sc. in Economic Consulting and International Business from the Kelley School of Business at Indiana University. In addition, Mr. Gagnon currently serves as co-chair of the Canadian Bitcoin Consortium’s Infrastructure Committee (formerly Mining Committee) and is a lead analyst for the Bitcoin Mining Council.

Jonathan Mir, Chief Financial Officer

Jonathan Mir is the Chief Financial Officer of Bitfarms, responsible for financial strategy, capital allocation, and growth initiatives. With over 25 years of experience advising boards, companies, and leading investors in the power, energy and infrastructure sectors, he has a proven track record in corporate finance, M&A, strategy, and risk management.

Before joining Bitfarms, Mr. Mir was a Managing Director in Bank of America’s Natural Resources and Energy Transition Group from 2020, focusing particularly on matters in corporate finance and advising infrastructure funds from 2021 to 2024. Prior to Bank of America, Mr. Mir was at Lazard, where he served as Head of North American Power, Energy & Infrastructure until 2019.

Jonathan holds an M.B.A. from Columbia University and a B.A. from Lehigh University. He serves on the Board of Trustees of The Cooke School and Institute and was a founding parent of Manhattan STAR Academy, supporting education for neurodivergent students.

Liam Wilson, Chief Operating Officer

Liam Wilson is an operations executive with over 20 years of leadership and operational management experience. As Chief Operating Officer at Bitfarms, he oversees our business initiatives and daily operations. With deep expertise in the energy sector, he has successfully executed transactions totaling more than 900 MW of power across key U.S. markets, driving the development and operation of high-performance teams and facilities.

Before joining Bitfarms, Mr. Wilson served as Chief Operating Officer at Mawson Infrastructure Group Inc. from 2019-2023, where he led all global business activities focusing on the U.S. and PJM in particular. Liam has also held senior management roles at EVT Hospitality and Entertainment and The Whitehouse Group.

Rachel Silverstein, General Counsel, Global

Rachel Silverstein serves as Bitfarms’ Global General Counsel, leading the Company’s legal function and serving as a key strategic advisor to the Board of Directors and executive leadership team. In this capacity, Ms. Silverstein is responsible for developing and executing the Company’s enterprise-wide legal strategy and overseeing all legal affairs across Bitfarms’ multi-jurisdictional operations in the United States, Canada, and South America. She provides counsel on complex mergers and acquisitions, capital markets transactions, high-value commercial agreements, and transformative energy infrastructure and data center development deals. With over 17 years of experience as a practicing attorney, Ms. Silverstein advises the Board and senior management on SEC and Nasdaq compliance, corporate governance, securities law matters, risk management and mitigation, and strategic corporate transactions. She also manages the Company’s relationships with outside counsel and is responsible for building and strengthening Bitfarms’ internal legal capabilities to support the Company’s continued growth as a leading publicly traded enterprise.

Prior to Bitfarms, Rachel co-founded a boutique law firm specializing in data center development and energy infrastructure transactions, leading transactions totaling more than a gigawatt across multiple states and countries. Before that, Rachel served as General Counsel at CleanSpark, Inc., a Nasdaq-listed company, from 2020 to 2023, where she oversaw public company compliance, corporate governance, SEC reporting, and enterprise risk management. Earlier in her career, she served as Corporate Counsel at Zappos and was a litigator at several multi-national law firms, among other roles.

Rachel earned a bachelor’s degree from The George Washington University and a juris doctorate degree from William S. Boyd School of Law, University of Nevada-Las Vegas.

Edith Hofmeister, Independent Director

Edith Hofmeister is an independent director, the Chair of our Board and a member of the Audit Committee. Ms. Hofmeister brings over two decades of expertise in legal affairs, corporate governance, sustainable finance and business strategy. As an American business leader, she successfully guided multinational companies through large-scale infrastructure development, public and private offerings, NYSE and Nasdaq listings, intricate debt financings, joint ventures, complex litigation and multi-billion-dollar acquisitions. Drawing on her deep understanding of U.S. corporate and securities law, she played a pivotal role in shaping governance practices and risk management aligned with American standards. From 2010 to 2019 she served as EVP Corporate Affairs and General Counsel for Tahoe Resources Inc. where, as its first employee, she helped build the company from a start-up to a mid-cap precious metals producer with operations throughout the Americas. In this role, she helped lead capital raises and infrastructure projects, including EPCM contract oversight and mine construction. Ms. Hofmeister joined Bitfarms’ Board in November 2022. She was a best Canadian General Counsel finalist in the category of ESG and led Tahoe’s achievement of best governance award (for a mid-cap Mining company) by the Canadian Society of Corporate Secretaries. Ms. Hofmeister served as the Chair of the International Bar Association’s Business and Human Rights Committee, a group dedicated to promoting high ESG standards in multi-national corporations. Ms. Hofmeister received a Bachelor of Arts degree in international relations from UCLA, a Master of Arts degree in international peace studies from the University of Notre Dame and a Juris Doctor degree from the University of San Francisco.

Brian Howlett, Independent Director

Brian Howlett is an independent director, the Chair of the Governance, Nomination, Safety, Sustainability and Technical Committee and a member of the Audit Committee. Mr. Howlett is a seasoned public company senior executive with more than thirty-five years of experience in operational and financial leadership. His extensive service as senior officer and director of public companies equips him with valuable insights to oversee our operations. As a Chartered Professional Accountant (CPA), he also contributes to our Board’s oversight of financial reporting, internal controls and risk management. Mr. Howlett also serves on the board of one junior mining company and has formerly served as C-Suite Executive and board member in several publicly listed companies, including Dundee Sustainable Technologies Inc. and Nighthawk Gold Corp., among others. Mr. Howlett graduated in 1982 with a B. Comm. in Finance from Concordia University and received his CMA designation in 1989 which became a Chartered Professional Accountant (CPA) designation in 2022.

Fanny Philip, Independent Director

Fanny Philip is an independent director, the Chair of the Audit Committee and a member of the Governance, Nomination, Safety, Sustainability and Technical Committee and the Compensation Committee. Ms. Philip is a CPA auditor and recognized leader in Digital Assets, Energy and Infrastructure ecosystem since 2019, and contributes to our Board her deep expertise in finance, public accounting, audit, and strategic mergers and acquisitions. Her extensive knowledge of the North American and European energy sectors, Mining and AI provide valuable perspectives to our Board’s oversight of our expansion strategies. She is the founder and president of MTI Conseils Inc., an accounting firm that provides outsourced accounting, advisory services and Chief Financial Officer services. Ms. Philip brings over 10 years of assurance and accounting expertise mainly in audit and public issues. Formerly, she was the Chief Operating Officer of SATO Technologies Corp. (TSXV: SATO, OTCQB: CCPU.F) and the Chief Financial Officer and VP Finance of Canada Computational Unlimited Inc. As a former C-Suite Executive at a publicly traded company and recognized leader, she engages extensively in education and industry representation, advocating for regulatory changes and fostering a deeper understanding of the sector’s complexities among stakeholders, especially on reporting and financial matters. Since 2022 she has been a member of the Infrastructure Committee (formerly Mining Committee) of the Canadian Bitcoin Consortium (formerly Canadian Blockchain Consortium) and the President of its Québec Chapter. She was rewarded as one of the “Most Inspirational Women in Web3 & AI” (2024) by Forbes Web3, 100 Davos Women and World Leaders in Data and AI. She currently serves as General Director at SOVIAGO, where she oversees financial reporting and compliance, and she has been instrumental in various strategic acquisitions and in securing various public funding mainly from the European Regional Development Fund. Ms. Philip graduated in 2010 with a Trilingual Bachelor of Business Administration (B.B.A) (English, Spanish and French) and in 2013 with a Specialized Graduate Diploma (DESS) in public accounting – CA, both from HEC Montréal. She received her Chartered Accountant designation in 2014 which became a Chartered Professional Accountant (CPA) auditor designation in 2022.

Amy Freedman, Independent Director

Amy Freedman is an independent director and Chair of the Compensation Committee. Amy Freedman is a corporate governance and public capital markets expert with over 25 years of experience. Ms. Freedman is currently a Partner and Head of Canada at Longacre Square Partners, a leading North American strategic advisor in matters of shareholder activism, crisis communications and corporate governance. Prior to joining Longacre, Ms. Freedman was a Partner and Head of Engagement Fund Investing at Ewing Morris. Previously, Ms. Freedman was the Chief Executive Officer of Kingsdale Advisors, a leading shareholder services and corporate governance advisory firm. Prior to joining Kingsdale Advisors, Ms. Freedman spent over 15 years in capital markets as an investment banker with global firms including Stifel Financial Corp. (NYSE: SF) and Morgan Stanley (NYSE: MS). Ms. Freedman is a director of the following public companies: (a) Irish Residential Properties REIT plc (ISE: IRES) since May 2024; and (b) American Hotel Income Properties REIT LP (TSX: HOT.UN, HOT.U) since October 2023. Ms. Freedman was also a director on the board of (a) Mandalay Resources Corporation (TSX: MND, OTCQB: MNDJF) since May 2016 until July 2025; (b) Canaccord Genuity Group Inc. (TSX: CF) from March 2023 to August 2024; and (c) Park Lawn Corporation (TSX: PLC) from June 2020 to August 2022 (now private). Ms. Freedman holds an MBA and JD from the University of Toronto.

Andrew J. Chang, Independent Director

Andrew J. Chang is an independent director and a member of the Governance, Nomination, Safety, Sustainability and Technical Committee. Mr. Chang is a seasoned executive and entrepreneur with extensive experience in the cryptocurrency and blockchain industry. He served as the Chief Operating Officer at Paxos for over 7 years, where he played a pivotal role in growing the company from a small startup to a $2.4 billion valuation. During his tenure, Mr. Chang oversaw the launch of the first regulated blockchain-focused trust company. His expertise lies in navigating complex regulatory environments, scaling operations, and creating effective communication frameworks. Prior to Paxos, Mr. Chang held operational and growth positions at Google, Techstars, WPP and several innovative startups. Mr. Chang is also an Adjunct Professor at NYU Stern School of Business, where he teaches courses focused on venture-scale startups and the venture capital ecosystem. He is currently a co-founder of Lynx Collective and regularly advises and invests in early-stage startups. Mr. Chang holds an MBA from NYU Stern School of Business and a BS from Boston College, bringing a blend of financial technology acumen and technological insight to his roles in the rapidly evolving digital asset space.

Wayne Duso, Independent Director

Wayne Duso is an independent director and a member of the Compensation Committee. Mr. Duso is a senior engineering and product executive with over 25 years of experience in enterprise and cloud infrastructure. He currently serves as Vice President, Engineering and Technology at 1Password, where he is innovating and delivering at the intersection of identity, security, and AI infrastructure. At AWS, he launched and scaled multiple data and storage services into multibillion-dollar businesses, while building AWS Boston into one of Amazon’s largest development centers. At EMC, he defined strategy for a $3B ARR product line and introduced EMC’s first software-defined storage array. His advisory roles with Snyk, Anjuna Security, and Bedrock Security underscore his continued influence in shaping next-generation cloud, data, and cybersecurity solutions. His expertise lies in scaling global organizations, launching category-defining platforms, and aligning technology with customer and business outcomes. Mr. Duso holds a Master of Science in Systems Engineering from Boston University and a Bachelor of Science in Computer Science from the University of Massachusetts Amherst. He has also completed executive education programs at MIT and Babson College.

Committees of the Board

Historically, the Board has had four committees: an Audit Committee, a Compensation Committee, an Environmental and Social Responsibility Committee and a Governance and Nominating Committee. Following the U.S. Redomiciliation, the Board will have three standing committees. In compliance with the listing rules of the Nasdaq and the TSX, each member of a committee is independent within the meaning of Nasdaq listing standards and applicable rules and regulations of the SEC.

Audit Committee

The Audit Committee is responsible for assisting our Board in its oversight responsibilities relating to the integrity of our financial statements and our accounting and financial reporting processes and financial statement audits; the effectiveness of our internal controls over financial reporting and disclosure; the design, implementation and performance of our internal audit function; the independent auditor’s qualifications, independence and performance; advising our Board on regulatory matters; our compliance with legal and regulatory requirements; risk assessment and risk management pertaining to our financial, accounting and tax matters; and the performance of our internal audit function and internal auditors. The Audit Committee is established in accordance with Section 3(a)(58)(A) of the Exchange Act in anticipation of the completion of our U.S. Redomiciliation. Each director on the Audit Committee has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. The Audit Committee has three members: Fanny Philip (Chair), Edith Hofmeister and Brian Howlett. Fanny Philip and Brian Howlett are audit committee financial experts.

The Audit Committee oversees our corporate accounting and financial reporting process. Among other matters, the Audit Committee evaluates the independent registered public accounting firm’s qualifications, independence and performance; oversees the work of the independent registered public accounting firm; determines the engagement of the independent registered public accounting firm; reviews and approves the scope of the annual audit and the audit fee; discusses with management and the independent registered public accounting firm the results of the annual audit and the review of our quarterly consolidated financial statements; approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent registered public accounting firm on our engagement team as required by law; reviews our critical accounting policies and estimates; reviews the adequacy and effectiveness of our accounting and internal control policies and procedures; oversees the internal audit function; establishes procedures for (i) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and (ii) the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters; and annually reviews the Audit Committee charter and the committee’s performance. The Audit Committee operates under a written charter pursuant to applicable standards and rules of the SEC and Nasdaq, which is posted on our website at investor.bitfarms.com.

Compensation Committee

The Compensation Committee is responsible for evaluating, recommending, approving and reviewing executive officer and director compensation arrangements, plans, policies and programs maintained by us, administering our incentive and equity-based compensation plans and overseeing the management of risks related to our executive compensation plans and arrangements, reviewing and discussing with management our compensation discussion and analysis to be included in our public filings. In anticipation of our U.S. Redomiciliation, the Compensation Committee operates under a written charter pursuant to applicable standards and rules of the SEC and Nasdaq, which is posted on our website at investor.bitfarms.com. The Compensation Committee has three members: Amy Freedman (Chair), Fanny Philip and Wayne Duso.

The Compensation Committee reviews and recommends to the Board for approval policies relating to the compensation and benefits of our executive officers and employees. The Compensation Committee reviews and approves corporate goals and objectives relevant to compensation of the chief executive officer and other executive officers, evaluates the performance of these executives in light of those goals and objectives and sets the compensation of these executives based on such evaluations. The Compensation Committee also administers our incentive and equity-based plans, including approving grants and other awards and making other decisions regarding the operation of such plans. The Compensation Committee reviews and evaluates, at least annually, its composition and performance and the Compensation Committee charter. In fulfilling its responsibilities, the Compensation Committee is permitted to delegate any or all of its responsibilities to a subcommittee of the Compensation Committee, but only to the extent consistent with our articles and bylaws, Nasdaq rules and other applicable law.

Governance, Nomination, Safety, Sustainability and Technical Committee

The Governance, Nomination, Safety, Sustainability and Technical Committee is responsible for identifying, considering and recommending to our Board individuals qualified to serve as directors and on committees of our Board, consistent with criteria approved by our Board, advising our Board with respect to our Board composition, procedures and committees, reviewing developments in corporate governance and developing and recommending to our Board a set of corporate governance guidelines applicable to us, evaluating the overall effectiveness of our Board, our Board’s committees and our management, overseeing our programs, policies and practices relating to health and safety, environmental sustainability and corporate social responsibility. The Governance, Nomination, Safety, Sustainability and Technical Committee has three members: Brian Howlett (Chair), Fanny Philip and Andrew J. Chang.

The Governance, Nomination, Safety, Sustainability and Technical Committee is responsible for, among other things: (i) assisting management in developing responsible corporate governance policies and practices; (ii) overseeing adherence to corporate governance rules, policies and principles; (iii) identifying individuals qualified to be nominated as members of our Board; (iv) developing a board skills and competencies matrix for our Board as a whole and for existing members of our Board, as well as committee membership; (v) determining the structure and composition of our committees; (vi) evaluating the performance and effectiveness of our Board and its committees; (vii) succession planning; (viii) reviewing our directors and officers insurance coverage; (ix) reviewing our governance-related disclosure included in our public filings; (x) overseeing compliance with our Code of Business Conduct; (xi) overseeing our programs relating to director orientation, education and continuing development; (xii) developing and recommending to our Board policies regarding board refreshment and director tenure, including guidelines for director retirement, term limits if applicable, and succession planning; (xiii) reviewing and overseeing technical aspects of our data center operations, including capacity planning, infrastructure efficiency, power usage effectiveness (PUE) metrics, and compliance with applicable technical reporting standards and industry best practices; (xiv) monitoring and providing oversight for crisis management procedures and operational risk management; (xv) reviewing programs and practices that impact local communities and other key stakeholders; and (xvi) annually reviewing our sustainability report and ensuring we maintain a comprehensive sustainability program. In anticipation of the completion of our U.S. Redomiciliation, the Governance, Nomination, Safety, Sustainability and Technical Committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq, which is posted on our website at investor.bitfarms.com.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers, employees, consultants, and contractors including our Chief Executive Officer, Chief Financial Officer, controller or principal accounting officer, or other persons performing similar functions, which is a “code” under NI 58-101 and a “code of ethics” as defined by applicable SEC rules in anticipation of the completion of our U.S. Redomiciliation. The Code of Conduct sets out our fundamental values and standards of behavior that are expected from our directors, officers, employees, consultants, and contractors with respect to all aspects of our business. The objective of the Code of Conduct is to provide guidelines for maintaining our integrity, reputation and honesty with a goal of honoring others’ trust in the Company at all times. The full text of the Code of Conduct is posted on our website at investor.bitfarms.com and is filed with Canadian securities regulators.

If we grant any waivers from any provision of the Code of Business Conduct and Ethics, including any implicit waiver, we will disclose the nature of such waiver on our website to the extent required by the rules and regulations of the SEC and the Canadian Securities Administrators. To date, no such waiver has been granted. We will post any amendments to the Bitfarms Code of Conduct required to be disclosed under the rules of the SEC or listing standards of the Nasdaq at that location.

Insider Trading Policies and Procedures

We have insider trading policies and procedures (the “Insider Trading Policy”) that govern the purchase, sale and other dispositions of our securities by directors, officers, employees and contractors, as well as by the Company itself. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. In anticipation of our U.S. Redomiciliation, we expect to adopt a new Insider Trading Policy. A copy of such Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This section discusses the compensation awarded to, earned by, or paid to the following executive officers, who we have determined to be our named executive officers (“NEOs”) for fiscal year 2025. For fiscal year 2025, our NEOs are our Chief Executive Officer (“CEO”), our Chief Financial Officer (“CFO”) and former CFO as well as the most highly compensated executive officers (other than our CEO and our CFOs) who were serving as executive officers as of December 31, 2025.

Name	Position
Benjamin Gagnon	Chief Executive Officer
Jonathan Mir	Chief Financial Officer
Liam Wilson	Chief Operating Officer
Rachel Silverstein	General Counsel, Global
Jeffrey Lucas	Former Chief Financial Officer

Mr. Lucas was replaced as CFO and Mr. Mir was appointed as our CFO effective as of October 27, 2025. Mr. Lucas’s employment officially terminated on December 31, 2025.

Compensation Overview

Bitfarms Ltd.’s executive compensation program is designed to attract, retain, and motivate the high-caliber leadership team required to execute our strategic transformation into a company converting its existing energy and data center infrastructure to HPC and AI uses.

For fiscal year 2025, our executive compensation program consists of three primary components: (i) base salary, providing a fixed, competitive level of compensation reflective of each NEOs role and market value; (ii) annual short-term incentive (“STIP”) payments, which are performance-based cash awards tied to the achievement of pre-established corporate financial and operational objectives and individual performance goals; and (iii) long-term incentive awards granted under the Long-Term Incentive Plan (“LTIP”) in the form of stock options, restricted share units (“RSUs”) and performance share units (“PSUs”), which align executive interests with long-term shareholder value creation and promote retention of key talent.

Commencing in fiscal year 2025, we implemented a revised compensation structure in which annual STIP opportunities are established as a defined percentage of each NEOs annual base salary and assessed against a structured annual performance scorecard. LTIP awards are granted on an annual basis and include a balanced mix of time-based and performance-based equity awards. This program design reflects the Compensation Committee’s ongoing commitment to ensuring that compensation is measurably linked to corporate objectives and the creation of sustainable shareholder value, consistent with our strategic priorities, including its advancement of high-performance computing and AI data center infrastructure.

The descriptions that follow reflect our compensation practices in 2025 as a Canadian Foreign Private Issuer.

Our Executive Compensation Program

2025 Compensation Decisions

Fiscal year 2025 was a transformative year for us, marked by management and board transition, including the cessation of employment of our former CFO, the appointment of Mr. Mir in October 2025, the onboarding of multiple new independent directors, and the retention of Corporate Governance Partners, Inc. (“CGP”) as our first independent external compensation consultant. We also first established a formal STIP structure during FY 2025.

Philosophy and Objectives of Our Executive Compensation Program

Our executive compensation philosophy is to attract, motivate and retain the leaders who drive the success of the Company. Our executive compensation programs are designed to:

●	Pay-for-performance and align the interests of executives and shareholders

●	Incentivize executives to work as a team to achieve our strategic objectives

●	Ensure direct accountability for annual and long-term operating results

●	Reflect both business strategy and market norms

●	Adhere to the Company’s risk profile

Compensation Principles

Our executive compensation policies and decisions are guided by the following material principles:

Pay-for-Performance: A significant portion of each NEOs total direct compensation is variable and contingent upon the achievement of pre-established corporate and individual performance objectives. Fixed base salary is supplemented by performance-sensitive variable components—annual STIP payments and LTIP awards—ensuring that total realized compensation reflects our operating results, market performance, and strategic progress.

Alignment with Shareholder Interests: A meaningful portion of total direct NEO compensation is delivered in equity-based awards, the ultimate value of which is directly linked to the performance of our Common Shares over time. This structure aligns the financial interests of executives with those of shareholders and incentivizes a sustained focus on long-term value creation.

Market Competitiveness: We target total direct compensation packages competitive with those offered by companies of comparable size and operational profile in the technology, digital assets, data center, and energy infrastructure sectors, enabling us to attract and retain executives of the highest caliber in a competitive market for talent.

Risk Mitigation: Our compensation programs are structured to avoid incentivizing excessive or unnecessary risk-taking. Our balance of fixed and variable pay, use of multiple performance metrics, caps on incentive payouts, equity vesting requirements, and clawback and forfeiture provisions collectively support prudent risk management.

Internal Equity: Compensation levels reflect each NEOs role, scope of responsibilities, experience, and demonstrated contribution, calibrated to promote fairness and consistency across the executive leadership team.

What Our Compensation Programs Are Designed to Reward

Our compensation programs are designed to reward:

●	Achievement of financial and operational goals

●	Individual performance and contribution to corporate success

●	Long-term shareholder value creation

●	Strategic leadership and execution

●	Innovation and advancement of our strategic pivot into high-performance computing and AI data center infrastructure

Process for Determining Executive Compensation

Role of the Compensation Committee

The Compensation Committee is responsible for assisting the Board in fulfilling its oversight responsibilities with respect to (i) the establishment of key human resources and compensation policies, (ii) performance evaluation and compensation determination for our executive officers including our NEOs, (iii) identification and mitigation of risks associated with compensation policies, (iv) succession planning for senior management, and (v) compensation of our non-employee directors. The Compensation Committee consists of three independent directors: Amy Freedman (Chair), Fanny Philip, and Wayne Duso, each of whom meets applicable independence requirements and has working familiarity with compensation and human resources matters. The Compensation Committee discharges its responsibilities as follows:

●	Executive Officer Performance Evaluation: The Compensation Committee evaluates the performance of the CEO and CFO annually against corporate goals and objectives established at the beginning of the fiscal year and reviews the CEO’s recommendations regarding the performance of all other executive officers. The results of these evaluations form the basis for the Compensation Committee’s recommendations to the Board regarding total direct compensation for each executive officer. No executive officer participates in deliberations or decisions regarding his or her own compensation.

●	Compensation Governance and Program Oversight: The Compensation Committee: (i) at least annually reviews and approves NEO personal performance objectives and corporate performance objectives, and recommends them to the Board for consideration; (ii) reviews and approves our compensation policies periodically to assess their competitiveness and alignment with shareholder interests; (iii) considers the risks associated with our compensation policies and practices to confirm they do not incentivize inappropriate or excessive risk-taking; (iv) administers the LTIP and other equity-based compensation plans, and determines grants of stock options, RSUs, PSUs, and Deferred Share Units (“DSUs”) to be recommended to the Board; (v) reviews and recommends to the Board the approval of employment agreements, severance arrangements, change in control provisions, and any special or supplemental benefits or perquisites for executive officers; and (vi) reviews all annual executive compensation disclosure before it is publicly released.

●	Succession Planning and Non-Executive Director Compensation: The Compensation Committee at least annually reviews our succession plan for our CEO and other NEOs, including matters of appointment, training and evaluation of senior management. The Compensation Committee also at least annually reviews and recommends to the Board adjustments to our non-employee director compensation program to ensure it is competitive and properly reflects the responsibilities of Board service. The Compensation Committee meets no less than twice per year and held ten (10) formal meetings during fiscal year 2025. The Committee also holds in camera sessions without management present, as appropriate, to facilitate candid deliberation.

●	Independent Advisor Authority: The Compensation Committee has full authority to retain independent compensation consultants, legal counsel, and other advisors at the Company’s expense to assist it in fulfilling its mandate, with sole authority to determine the compensation and retention terms of such advisors. In fiscal year 2025, the Compensation Committee has exercised this authority by retaining CGP, to provide independent advice on executive and non-employee director compensation levels and program design. In selecting advisors, the Committee considers factors bearing on independence, including other services provided to the Company, fees paid, and any personal or business relationships between the advisor and members of the Committee or executive officers. The Compensation Committee engaged Compensia in November 2025 to conduct a peer group review for 2026 compensation.

Role of Management

The CEO reviews the performance evaluations of all other NEOs and provides compensation recommendations to the Compensation Committee. The Committee considers these recommendations, reviews an analysis of competitive market compensation information, consults with its compensation consultants, and exercises its independent judgment to determine if any adjustments are required prior to Board approval.

In addition to the CEO’s role described above, other members of management participate in the compensation process in a supporting capacity. Our head of People and Culture provides competitive market data, analytical support, and operational assistance to the Compensation Committee. Other executive officers may be invited to attend portions of Compensation Committee meetings to provide relevant information regarding program design, company performance, or market practices; however, no executive officer participates in deliberations or decisions concerning his or her own compensation. The CFO, the Global General Counsel and the COO may provide technical analysis and advice to support the compensation process as requested by the Compensation Committee. Final compensation determinations for all NEOs are made exclusively by the Compensation Committee and the Board, without the involvement of the relevant NEO in such determinations.

Role of the Compensation Consultant

CGP served as the Compensation Committee’s independent executive compensation consultant. CGP was retained by the Compensation Committee effective January 10, 2025, and its engagement encompassed the following:

●	CGP was retained to review our compensation philosophy and the compensation levels of our non-employee directors and executive offers to assess alignment with industry standards and competitive market practices, and to advise the Compensation Committee on executive and director compensation program design.

●	CGP has not provided any other services to the Company beyond the executive and director compensation consulting services described herein.

●	The aggregate fees paid to CGP for executive and director compensation consulting services in fiscal year 2025 were $39,000. No fees were paid to CGP in any prior year.

●	The Compensation Committee has assessed the independence of CGP pursuant to applicable SEC and Nasdaq standards and has concluded that CGP’s engagement did not raise any conflict-of-interest concerns. This determination was based on: (i) CGP’s services being limited solely to executive and director compensation consulting for the Compensation Committee; (ii) the absence of any other business, financial, or personal relationships between CGP and the Company, its affiliates, executive officers, or Board members; and (iii) the engagement having been authorized directly by the Compensation Committee, independent of management.

Benchmarking and Peer Group Information

The Compensation Committee engages in periodic benchmarking of total direct compensation and its principal and related elements to assess the competitiveness of our executive compensation program. The Compensation Committee, together with our head of People and Culture, reviews a competitive market analysis drawn from compensation data for companies similar in size to the Company that operate in the technology, digital assets, data center, and energy infrastructure sectors. For fiscal year 2025, CGP provided a competitive market compensation analysis to inform the Compensation Committee’s review of executive officer and non-employee director compensation levels. In November 2025, the Compensation Committee retained Compensia to conduct a formal peer group review to inform fiscal year 2026 compensation decisions.

●	Benchmarking Scope: The Compensation Committee engages in benchmarking of total direct compensation as well as its material elements, including base salary, short-term incentive target opportunities, and long-term incentive award values, using both publicly disclosed data drawn from peer company public filings and, where applicable, third-party compensation survey data.

●	Peer Group: For purposes of its fiscal year 2025 compensation review and decisions, the Compensation Committee used a peer group consisting of eight (8) direct industry competitors in the Bitcoin Mining and high-performance computing sectors (the “FY2025 Peer Group”): Cipher Mining, CleanSpark, Core Scientific, HIVE Digital Technologies, Hut 8, IREN, Riot Platforms, and TeraWulf.

●	Peer Selection Rationale: Going forward, the Compensation Committee intends to review and update the peer group as deemed necessary based on a rules-based methodology developed with the assistance of its compensation consultant, evaluating comparability to the Company in terms of: (i) industry classification, with primary emphasis on direct cryptocurrency mining and high-performance computing sectors ; (ii) revenue scale; and (iii) market capitalization. The Compensation Committee also intends to draw upon the professional experience of its members, who collectively have served as officers and directors of companies in digital assets, technology, and infrastructure sectors for our peer group. Based on fiscal year 2025 financial data, Bitfarms was positioned at approximately the 49th percentile of the FY2025 Peer Group on a revenue basis, with revenue growth of approximately 42%, above the peer group median — reflecting our strong operational execution and positioning it competitively within its industry.

●	Use of Competitive Market Data: An analysis of competitive market data drawn from the peer group serves as one important input among several in the Compensation Committee’s compensation recommendations. The Compensation Committee uses the analysis to establish competitive reference points for each principal element of compensation — base salary, target STIP opportunity, and target LTIP value — while also considering individual performance assessments, scope of responsibilities, experience, tenure, internal pay equity, and our overall compensation budget. The Compensation Committee is not mechanically bound to base its recommendations on any specific peer group percentile and retains full discretion to set compensation above or below market reference points where individual circumstances or retention considerations warrant.

●	Market Positioning: The Compensation Committee generally targets positioning the NEOs total direct compensation at levels competitive with the market for comparable roles at similarly situated companies, with the opportunity for above-median realizable compensation for performance outcomes that exceed established targets. For fiscal year 2025, the Compensation Committee recommended compensation targets generally intended to move toward the 50th percentile of the FY2025 Peer Group.

Elements of Compensation

A substantial portion of NEOs target direct compensation is linked to our performance. The Compensation Committee establishes total target compensation and certain elements of compensation (base salary, short-term incentives and long-term incentives) for the NEOs.

Base Salary

Base salary provides a competitive level of fixed compensation to attract and retain talented executives. Base salaries are reviewed annually and adjusted based on:

●	Individual performance and contribution

●	Market competitiveness and peer group data

●	Changes in role or responsibilities

●	Internal equity considerations

●	Overall compensation mix and the relative weighting of fixed versus variable pay components, with due regard for our stage of development, geographic footprint, and the competitive dynamics of the markets in which we recruit executive talent

Fiscal Year 2025 Base Salaries

NEO	Annual Base Salary
Benjamin Gagnon	$528,888
Jonathan Mir	$478,888
Liam Wilson	$374,988
Rachel Silverstein	$338,000
Jeffrey Lucas	$458,888

The base salaries set forth above reflect the recommendations of the Compensation Committee following its fiscal year 2025 compensation review, which was informed by a competitive market analysis prepared by CGP. Base salary levels for continuing NEOs were established with reference to competitive market positioning, individual performance during fiscal year 2024 (where applicable), and any changes in the scope of the applicable NEOs role or responsibilities. Benjamin Gagnon’s base salary of $528,888 was effective as of August 8, 2025, and is commensurate with the responsibilities of the CEO role at a company of the Company’s scale and complexity. Jonathan Mir’s base salary reflects the Compensation Committee’s determination of competitive market compensation for a CFO with his qualifications. The base salaries for other continuing NEOs were reviewed and maintained or adjusted to reflect competitive positioning and an evaluation of individual performance.

Short-Term Incentive Compensation

Our annual incentive program provides performance-based cash compensation tied to achievement of corporate financial goals and individual performance objectives.

Annual Incentive Plan Structure

We provide performance-based cash compensation to our NEOs under our STIP. STIP bonuses are assessed against a structured annual performance scorecard that includes a combination of corporate financial and operational objectives, as well as individual performance goals. The Compensation Committee determines the specific performance metrics, their weightings, and performance targets for each performance year. Commencing in fiscal year 2025, the program operates under the following structure:

●	Performance Period: January 1 through December 31 of the applicable fiscal year

●	Bonus Targets: Each participant’s STIP target bonus is established as a defined percentage of base salary (as set forth below). The actual payout may range from zero (if performance is below threshold) to a maximum established by the Compensation Committee, reflecting the degree of achievement against the applicable performance scorecard.

●	Corporate Performance Metrics: The scorecard applied the following material corporate and operational metrics intended to drive our business plan: goals relating to our North American pivot, business planning, HPC planning and corporate governance and safety goals.

●	Individual Performance Metrics: In addition to corporate financial and operational metrics, individual performance and contribution to corporate objectives are considered by the Compensation Committee and the Board in determining final STIP bonuses for each participant.

●	Committee Discretion: The Compensation Committee retains discretion to adjust STIP bonus recommendations upward or downward to reflect exceptional individual circumstances, one-time events, or other factors it deems relevant in appropriately aligning pay with performance outcomes.

Fiscal Year 2025 Bonus Targets

NEO	Bonus Target as a Percentage of Base Salary
Benjamin Gagnon	200%
Jonathan Mir	100%
Liam Wilson	100%
Rachel Silverstein	60%
Jeffrey Lucas	100%

The bonus targets set forth above reflect the recommendations of the Compensation Committee following its fiscal year 2025 compensation review, which was informed by a competitive market analysis prepared by CGP. Target bonus levels for continuing NEOs were established with reference to competitive market positioning, individual performance during fiscal year 2024 (where applicable), and any changes in the scope of the applicable NEO’s role or responsibilities.

Fiscal Year 2025 Performance Results

Following the conclusion of fiscal year 2025, the Compensation Committee conducted a comprehensive review of the Company’s achievement against each applicable corporate performance metric and each NEO’s achievement against each applicable individual performance metric established under the fiscal year 2025 annual performance scorecard. For fiscal year 2025, bonus targets were adjusted based on a weighted performance score for each NEO (other than Mr. Mir): For Mr. Gagnon, 75% of the award is determined by the achievement of corporate performance metrics, while the remaining 25% is determined by the achievement of individual performance metrics; for Mr. Wilson 75% corporate and 25% individual; and for Ms. Silverstein, 50% corporate and 50% individual. The sum of these two weighted components, along with the corporate performance metrics, is applied to the NEO’s target bonus amount to determine final STIP bonus amount paid to the NEO. The STIP bonus awarded to Mr. Mir was based 100% on achievement of the corporate metrics and prorated for his time with the Company. Based on its assessment of achievement against the corporate and operational objectives, the Compensation Committee determined that the corporate performance component was achieved at 133% of target, reflecting our strong operational execution and strategic progress during the fiscal year.

To the extent specific corporate performance goals have not been disclosed herein, such metrics and applicable performance targets involve competitively sensitive financial and operational information the disclosure of which could cause competitive harm to the Company. The Compensation Committee recommends and the Board approved performance targets at levels the Compensation Committee believes are challenging but achievable with strong management execution and favorable market conditions, consistent with our strategic plan and long-term objectives.

In addition to the corporate performance metrics, the Compensation Committee evaluates certain individual performance metrics, each of which is assigned a weighting, that are specific to each NEO to determine STIP bonus amounts. Individual performance metrics are evaluated against three performance levels: Threshold, which pays out at 50%; Achieve, which pays out at 100%; and Stretch, which pays out at 200%. Failure to achieve the Threshold performance level results in a 0% for the applicable metric. Due to the Company’s strategic transition from Mining operations to HPC Infrastructure for artificial intelligence, the Board determined that financial performance metrics would not be an accurate reflection of individual contributions toward our strategic pivot for fiscal year 2025. As a result, the individual performance metrics for Mr. Gagnon, Mr. Wilson and Ms. Silverstein focus instead on qualitative metrics, including:

●	For Mr. Gagnon, development of the U.S.-redomicile and strategic plan, leadership and visibility goal, Americas exit plan, development of the Panther Creek campus and 2026-2028 strategic plans, performance in our 360 Feedback Process, and governance goals. The Compensation Committee determined that based on achievement of these individual performance metrics, Mr. Gagnon achieved an individual performance percentage of 120%.

●	For Mr. Wilson, a combination of operation and development goals, governance goals, performance in our 360 Feedback Process, and relationship development with external stakeholders: The Compensation Committee determined that based on achievement of the following individual performance metrics, Mr. Wilson achieved an individual performance percentage of 133%.

●	For Ms. Silverstein: insurance efficiencies, costs and litigation management, governance goals and performance in our 360 Feedback process. The Compensation Committee determined that based on achievement of the following individual performance metrics, Ms. Silverstein achieved an individual performance percentage of 160%.

The Compensation Committee considered whether any discretionary adjustments to formulaic STIP outcomes were warranted in light of our overall performance and individual contributions during fiscal year 2025 and recommended no such adjustments were warranted.

Actual STIP bonus amounts paid to each NEO for fiscal year 2025 are set forth in the Summary Compensation Table in the “Non-Equity Incentive Plan Compensation” column.

Long-Term Incentive Compensation

Long-term incentive compensation is designed to align executive and director interests with long-term shareholder value creation and to promote retention. Awards are granted annually and may consist of stock options (“Options”), RSUs, PSUs, and DSUs. Commencing in fiscal year 2025, annual LTIP grants include a balanced mix of time-based RSU awards and performance-based PSU awards for NEOs supplemented, sometimes, by Options as recommended by the Compensation Committee. DSUs are available for issuance to eligible directors under the LTIP. No director has elected to receive DSUs as of the date hereof. All long-term incentive awards are granted under the LTIP, which was approved by shareholders at our annual meeting on June 30, 2025.

The breakdown of Long-Term Incentive Compensation by percentage during 2025 for our current NEOs is as follows:

NEO	Option Awards	Restricted Stock Units	Performance Stock Units	Total Long Term Equity Compensation
Ben Gagnon	0%	25%	75%	100%
Jonathan Mir	100%	0%	0%	100%
Liam Wilson	0%	25%	75%	100%
Rachel Silverstein	0%	25%	75%	100%

Stock Option Awards

We grant Options to NEOs and other eligible persons under the LTIP. The material terms of Options granted under the LTIP are as follows:

●	Vesting Schedule: Options vest in accordance with the vesting schedule specified in the applicable award agreement. Options generally vest as to 25% of the Common Shares on the grant date, with the remaining 75% vesting in three equal six-month installments thereafter, generally subject to continued employment as of each applicable vesting schedule. The Board may determine, in its sole discretion, that Options vest in installments or pursuant to a specified vesting schedule, including ratable vesting over a multi-year period.

●	Exercise Price: The exercise price of each Option is set at no less than the Fair Market Value on the Grant Date, determined as the closing sale price of the Common Shares on the Nasdaq Stock Market on the Grant Date.

●	Option Term: The maximum term of any Option may not exceed ten (10) years from the Grant Date.

Restricted Stock Unit Awards

RSUs are granted to NEOs and other eligible people under the LTIP. The material terms of RSUs granted under the LTIP are as follows:

●	Vesting Schedule: RSUs vest in accordance with the schedule specified in the applicable award agreement, subject to a minimum restriction period of 12 months from the Grant Date. The standard vesting schedule for RSUs granted under the LTIP provides for ratable vesting in equal one-third installments on each of the first, second, and third anniversaries of the Grant Date, generally subject to continued employment.

●	Dividend Equivalent Rights: At the discretion of the Board, each RSU may be credited with dividend equivalents equal to cash and stock dividends paid by the Company on one Common Share. Dividend equivalents are deemed re-invested in additional RSUs based on the fair market value of a Common Share on the applicable dividend payment date, rounded down to the nearest whole unit. Dividend equivalents are subject to the same vesting schedule as the underlying RSU award.

●	Rationale: RSUs provide a direct, share-linked retention and alignment vehicle that delivers value correlated to Common Share price performance, supporting the objective of retaining key executives while aligning their interests with those of shareholders over the applicable vesting period.

Performance Share Units

PSUs are granted to NEOs under the LTIP as shown in the Grants of Plan-Based Awards Table. PSUs are performance-based equity awards the vesting of which is contingent upon achievement of specified performance criteria within a defined “Performance Cycle”. The material terms of PSUs granted under the LTIP in 2025 are as follows:

●	Performance Period (Performance Cycle): The Performance Cycle applicable to each PSU grant is specified in the applicable award agreement and may not exceed 36 months. The “Determination Date” (the date the Board determines whether and to what extent performance criteria have been satisfied) occurs no later than 90 days after expiry of the applicable Performance Cycle.

●	Performance Criteria: The Board establishes the performance criteria applicable to each PSU grant in the applicable award agreement, which may include criteria based on personal performance and/or the financial performance of the Company and its subsidiaries, including, but not limited to financial metrics such as hash rate capacity, cost, energized capacity growth, revenue, operating cash flow, and strategic milestones related to HPC/AI infrastructure development. For 2025 awards of PSUs, the Total Shareholder Return (“TSR”) performance criteria were as follows:

●	Performance Period: The TSR performance measurement shall be calculated over a three (3) year performance period commencing on the grant date and ending three years later.

●	Benchmark Index: The Company’s TSR performance shall be measured against the average TSR performance of the Russell 3000 Index over the same three-year performance period.

●	Payout Structure: The payout percentage for TSR-based awards shall be determined as follows:

●	0% Payout: If the Company’s TSR performance is more than ten (10) percentage points below the Russell 3000 average.

●	50% Payout: If the Company’s TSR performance is within ten (10) percentage points below the Russell 3000 average (but not below such threshold).

●	100% Payout: If the Company’s TSR performance equals the Russell 3000 average or within 9.9 percentage points.

●	200% Payout: If the Company’s TSR performance exceeds the Russell 3000 average by more than ten (10) percentage points.

●	Payout Levels: The number of Common Shares issuable upon vesting of PSUs reflects the extent to which the applicable performance criteria have been satisfied, as determined by the Board on the Determination Date. The Board retains discretion to adjust PSU payout levels downward but not upward from formulaic results.

●	Vesting Determination: Vesting of PSUs is determined by the Board on the Determination Date following assessment of the degree to which the applicable performance criteria were achieved during the Performance Cycle. PSUs vest at the end of the applicable restriction period, which may not be less than 12 months from the Grant Date, generally subject to continued employment.

●	Rationale: PSUs are designed to directly tie a meaningful portion of executive long-term compensation to the achievement of specific operational and strategic performance outcomes aligned with our multi-year growth strategy, including its Bitcoin Mining operations and HPC/AI data center infrastructure development.

Other Retention Payments

No special retention payments or awards outside the normal annual LTIP grant cycle were made to any NEO during fiscal year 2025, other than as described in the Employment Agreements section below in respect of former NEOs. We believe that its standard annual LTIP program, combined with competitive base salaries and STIP opportunities, provides sufficient ongoing retention incentives for its executive leadership team.

Severance and Change in Control

We provide severance benefit protections to certain NEOs pursuant to the terms of individual employment agreements, as described in more detail below. Also, see the section entitled “Potential Payments Upon Termination or Change in Control” for the circumstances that can result in post-employment payments and benefits. The material severance provisions provided to our NEOs are as follows:

●	Severance Vehicle: Severance is provided through individual employment agreements entered into between the Company and each applicable NEO, as described under ‘Employment Agreements’ below. We do not maintain a broad-based severance plan.

●	Conditions for Severance: Receipt of severance payments and benefits under the employment agreements requires the NEO to incur a qualifying termination of employment and to execute and not revoke a general release of claims in favor of the Company.

●	Change in Control Provisions: Each of the NEO employment agreements, if applicable, and the LTIP includes a ‘double trigger’ change in control severance provision, requiring both a Change of Control and a qualifying termination of employment within the specified period following the Change of Control in order for the enhanced severance amount to become payable. The ‘Change of Control’ definition used in the LTIP is incorporated by reference into these agreements.

Retirement Benefits

Defined Contribution Savings Plan

We maintain employer-sponsored group retirement savings plans for eligible employees, including each NEO. In Canada, the retirement plan was implemented in July 2022, and the U.S. 401(k) plan was implemented in January 2023. The material terms of these plans are as follows:

●	Employer Matching: We match, on a one-for-one basis, contributions made by all eligible employees, including NEOs, up to a maximum employer contribution of four percent (4%) of each participant’s base gross salary.

●	Vesting: Participants are subject to the vesting terms of the applicable plans, as determined by the relevant plan rules and applicable law.

●	Contribution Limits: Each participant is responsible for managing his or her individual contribution limits in accordance with the requirements of the applicable tax and revenue authority (Canada Revenue Agency in Canada or the Internal Revenue Service in the United States).

Other Benefits and Perquisites

Except as disclosed as “all other compensation” in the Summary Compensation Table, we do not provide perquisites or other personal benefits to our NEOs. We may provide relocation assistance to newly hired or relocated executive officers on a case-by-case basis, the terms of which are negotiated as part of the applicable employment arrangement.

Compensation Governance Practices

Clawback Policy

We have adopted an executive compensation recovery (clawback) policy (the “Clawback Policy”) applicable to its executive officers. The Clawback Policy provides as follows:

●	Covered Compensation: The Clawback Policy covers incentive-based compensation, including annual STIP cash awards and equity-based LTIP awards (including Options, RSUs, and PSUs), that are granted, earned, or vested based wholly or in part on the attainment of financial reporting measures.

●	Triggering Events: The Clawback Policy is triggered by an accounting restatement of our financial statements due to material noncompliance with applicable financial reporting requirements (including both error corrections and ‘little r’ restatements). In addition, the LTIP contains broader forfeiture provisions applicable upon termination of employment for cause, violation of material Corporation policies, fraud, and breach of non-competition, confidentiality, or other restrictive covenants.

●	Recovery Period: The Clawback Policy applies to incentive-based compensation received by covered executive officers during the three completed fiscal years preceding the date the Company is required to prepare an accounting restatement.

●	Administration: The Clawback Policy is administered by the Compensation Committee. The Compensation Committee is authorized to determine the form and timing of recovery, which may include repayment of cash, forfeiture of outstanding equity awards, or offset against future compensation, subject to applicable law.

●	Regulatory Compliance: The Clawback Policy is designed to support compliance with Section 10D of the Securities Exchange Act of 1934, as amended, Rule 10D-1 thereunder, and applicable Nasdaq listing standards relating to the recovery of erroneously awarded compensation.

Anti-Hedging and Anti-Pledging

Pursuant to our Securities Trading Policy, the following restrictions apply to our officers and directors with respect to the Company’s securities:

●	Anti-Hedging: Our officers and directors are prohibited from purchasing financial instruments designed to hedge or offset a decrease in the market value of equity securities granted as compensation or held, directly or indirectly, by the officer or director. Prohibited instruments include, without limitation, prepaid variable forward contracts, equity swaps, collars, and units of exchange funds.

●	Anti-Pledging: Our Securities Trading Policy restricts the pledging of Corporation securities in a manner that could result in trading in contravention of our insider trading and blackout period policies.

●	Derivative Securities: Officers and directors are prohibited from using derivative securities or engaging in other transactions designed to hedge or speculate on the value of the Company’s Common Shares in a manner inconsistent with our Securities Trading Policy.

Option Grant Timing:

Our practices with respect to the timing of Option grants are as follows:

●	Grant Timing and MNPI: We do not time the grant of Options in coordination with the release of material non-public information (“MNPI”) in order to benefit recipients or to otherwise affect the value of equity-based compensation.

●	Board and Committee Approval: All Option grants are approved by the Board upon recommendation of the Compensation Committee. Grant dates are established at the time of Board approval and are not subject to retroactive adjustment.

●	New Hire Grants: Option grants to newly appointed executives are approved by the Board and are made at grant prices reflecting market prices at the time of Board approval, not timed in coordination with the release of MNPI.

General Grant Practices:

Our general policies and practices regarding the timing of equity grants to NEOs are as follows:

●	Predetermined Schedule: Annual LTIP grants to NEOs are generally made in connection with the Compensation Committee’s annual compensation review cycle, following the end of the preceding fiscal year or in the first quarter of the relevant fiscal year.

●	Relationship to Financial Results: Annual grants are typically made following the completion of year-end financial reporting processes. We do not time grants in anticipation of or in coordination with the release of annual or interim financial results or other MNPI disclosures.

●	Committee Role: The Compensation Committee reviews and recommends all equity grants for approval by the Board. Grant dates are established upon Board approval and are not subject to retroactive modification.

●	Changes in Fiscal Year 2025: There were no material changes to our equity grant timing practices during fiscal year 2025.

Forfeiture Provisions

The LTIP and applicable award agreements include forfeiture provisions applicable to awards upon the occurrence of certain events, as follows:

●	Non-Competition Violations: Each of the NEOs has entered into a non-competition and non-disclosure agreement with the Company. Breach of applicable non-competition restrictions may result in forfeiture and cancellation of unvested awards and recovery of previously settled awards, as determined by the Compensation Committee.

●	Confidentiality Violations: Breach of confidentiality obligations owed to the Company constitutes a forfeiture event under the LTIP, and may result in cancellation of outstanding awards and recoupment of compensation previously paid or delivered.

●	Termination for Cause: Upon termination of employment or service for cause (as defined in the LTIP, which includes fraud, gross misconduct, and material breach of obligations), all outstanding vested and unvested awards are immediately forfeited and cancelled as of the termination date, with no compensation payable in respect thereof.

●	Other Misconduct: Pursuant to the LTIP’s general forfeiture provisions, the Board may specify in any award agreement that the Participant’s rights with respect to an award shall be subject to reduction, cancellation, or forfeiture upon conduct detrimental to the business or reputation of the Company, violation of material Corporation policies, or other events specified by the Board at the time of grant.

Accounting and Tax Considerations

Accounting Treatment

The Compensation Committee considers the accounting implications of compensation decisions. Equity-based compensation is accounted for in accordance with FASB ASC Topic 718.

Equity-based compensation awards granted during 2025 under the LTIP—including Options, RSUs, PSUs, and DSUs—are accounted for in accordance with FASB ASC Topic 718, Compensation—Stock Compensation. Grant date fair values for Options are calculated using the Black-Scholes option pricing model, and grant date fair values for RSUs and PSUs are calculated based on the closing price of the Common Shares on the TSX at the time of grant. The Compensation Committee is aware that accounting costs associated with equity awards affect the Company’s reported financial results and takes such costs into account when determining the overall size of the annual LTIP pool, without allowing accounting treatment to inappropriately constrain the structure or form of equity awards selected. The Compensation Committee believes that the value and incentive properties of performance-based equity, in particular, justify the associated accounting treatment.

Tax Treatment

The Compensation Committee considers the tax implications of compensation program design in its decision-making, while recognizing that tax optimization is only one factor among several governing compensation structure. The following tax considerations are material to our executive compensation program:

●	Section 162(m) Deductibility: Section 162(m) of the U.S. Internal Revenue Code generally limits the U.S. federal income tax deductibility of compensation paid to certain covered executive officers to $1 million per year. The Compensation Committee considers deductibility of compensation in program design but does not structure compensation solely to maximize deductibility, and may approve compensation that is not fully deductible where it determines that doing so is in the best interests of the Company and its shareholders. The Compensation Committee retains the flexibility to approve compensation that is not fully deductible where it determines that doing so is in the best interests of the Company and its shareholders.

●	Section 409A: Our deferred compensation arrangements, including the DSU component of the LTIP, are designed with the intent to comply with, or be exempt from, Section 409A of the U.S. Internal Revenue Code, which imposes requirements on the timing and form of nonqualified deferred compensation. The DSU Award Agreement and LTIP include provisions designed to support this objective.

●	Canadian Tax Considerations: As a Canadian corporation with employees and officers in Canada, we structure our compensation with reference to applicable Canadian income tax rules governing employee stock options and share-based awards, including the amendments to the employee stock option deduction rules that became effective January 1, 2023. The Compensation Committee consults with tax advisors as necessary to optimize the after-tax value of compensation programs for recipients while managing our tax position.

Employment Agreements

We have entered into employment agreements with certain NEOs that establish base salary, incentive opportunity, and severance provisions, which were in effect in 2025 to date. Material terms of these agreements are summarized below. In connection with completion of our U.S. Redomiciliation we intend to enter into new employment agreements with our executive officers, including our NEOs. Material terms of such agreements will be disclosed in subsequent filings.

Benjamin Gagnon

On August 8, 2025, we entered into an amended and restated employment agreement with Benjamin Gagnon, for Mr. Gagnon to continue as Chief Executive Officer.

Key Terms:

●	Current annual base salary: $528,888

●	Bonus opportunity: 200% of base salary

●	Severance: (i) Termination of employment without cause: The executive will receive (a) a lump sum payment equal to two times the sum of his annual base salary and annual target bonus (b) a pro-rated target annual bonus for the year of terminations, paid in lump sum, and (c) twenty-four months of group insurance benefits. Upon such termination, outstanding unvested RSUs and Options held by Mr. Gagnon vest in full in accordance with the terms of the LTIP and unvested PSUs are forfeited, though the Board may in its discretion vest all or some of the PSUs based on performance achieved to date; (ii) Change in Control severance: Upon termination of employment by the executive within twelve months following a Change of Control under the constructive termination circumstances enumerated in his employment agreement, the executive will receive the same benefits listed in subsections (a), (b) and (c) above and outstanding unvested RSUs and Options vest in full, and unvested PSUs vest in full at 100% performance levels.

●	Other provisions: Mr. Gagnon has entered into a non-competition and non-disclosure agreement with the Company. His employment agreement also includes customary provisions regarding confidentiality, intellectual property ownership, and compliance with the Company’s policies.

Jonathan Mir

We entered into an employment agreement with Jonathan Mir on October 12, 2025, pursuant to which Mr. Mir serves as Chief Financial Officer of the Company. The material terms of Mr. Mir’s employment agreement are as follows:

●	Current annual base salary: $478,888

●	Bonus opportunity: 100% of base salary

●	Severance Provisions: Mr. Mir’s employment agreement includes customary severance provisions providing for continuation of base salary and/or notice upon termination without cause, in accordance with applicable employment standards legislation and the terms of his agreement. If Mr. Mir is terminated by us without cause or for good reason (as each is defined in the employment agreement), Mr. Mir will receive one year of base salary if the termination of employment occurs during the first year of service, and thereafter two months of additional severance per completed year of service up to a maximum of eighteen months of base salary. In addition, Mr. Mir’s employment agreement provides that all of Mr. Mir’s unvested equity awards, including options, PSUs and RSUs will be forfeited upon a termination of employment. Mr. Mir will also be eligible for continuation coverage under COBRA should he elect for six months.

●	Change in Control Provisions: Mr. Mir’s employment agreement includes change in control severance provisions entitling him to enhanced severance payments upon termination of employment without cause or for good reason within eighteen months of a change in control. In the event Mr. Mir’s employment is terminated as set forth in the immediately preceding sentence, Mr. Mir will receive one year of base salary if the termination of employment occurs during the first year of service, and thereafter two months of additional severance per completed year of service up to a maximum of eighteen months of base salary. In addition, Mr. Mir’s Options and RSUs will vest, and unvested PSUs vest in full at 100% performance levels. Mr. Mir will also be eligible for continuation coverage under COBRA should he elect for six months.

●	Other Material Terms: Mr. Mir has entered into a non-competition and non-disclosure agreement with the Company. His employment agreement also includes customary provisions regarding confidentiality, intellectual property ownership, and compliance with the Company’s policies.

Liam Wilson

We entered into an employment agreement with Liam Wilson on August 12, 2024, pursuant to which Mr. Wilson serves as Chief Operating Officer of the Company. The material terms of Mr. Wilson’s employment agreement are as follows:

●	Current annual base salary: $374,988

●	Bonus opportunity: 100% of base salary

●	Severance Provisions: Mr. Wilson’s employment agreement includes customary severance provisions providing for continuation of base salary and/or notice upon termination without cause, in accordance with applicable employment standards legislation and the terms of his agreement. If Mr. Wilson is terminated by us without cause or for good reason (as each is defined in the employment agreement), Mr. Wilson will receive one year of base salary paid in regular installments. Mr. Wilson will also receive his full STIP for the prior year if not paid prior to the termination of employment, and a pro rata share of his STIP bonus as of the date of termination of employment. All of Mr. Wilson’s unvested equity awards, including Options, PSUs and RSUs will be forfeited. Mr. Wilson will also be eligible for continuation coverage under COBRA should he elect for twelve months.

●	Change in Control Provisions: Mr. Wilson’s employment agreement includes change in control severance provisions entitling him to enhanced severance payments upon termination of employment without cause or for good reason within eighteen months of a change in control. In the event Mr. Wilson’s employment is terminated as set forth in the preceding sentence, Mr. Wilson will receive two years of base salary payable in a lump sum. Mr. Wilson’s unvested RSUs and Options will immediately vest, and unvested PSUs vest in full at 100% performance levels upon termination of the employee after a Change in Control. Mr. Wilson will also be eligible for continuation coverage under COBRA should he elect for twelve months. In addition, all of Mr. Wilson’s Options and RSUs will vest, and unvested PSUs vest in full at 100% performance levels. Mr. Wilson will also be eligible for continuation coverage under COBRA should he elect for six months.

●	Other Material Terms: Mr. Wilson has entered into a non-competition and non-disclosure agreement with the Company. His employment agreement also includes customary provisions regarding confidentiality, intellectual property ownership, and compliance with the Company’s policies.

Rachel Silverstein

We entered into an employment agreement with Rachel Silverstein on October 22, 2024, pursuant to which Ms. Silverstein serves as Global General Counsel of the Company. The material terms of Ms. Silverstein’s employment agreement are as follows:

●	Current annual base salary: $338,000

●	Bonus opportunity: 60% of base salary

●	Severance Provisions: Ms. Silverstein’s employment agreement includes customary severance provisions providing for continuation of base salary and/or notice upon termination without cause, in accordance with applicable employment standards legislation and the terms of his agreement. If Ms. Silverstein is terminated by us without cause or for good reason (as each is defined in the employment agreement), Ms. Silverstein will receive six months of base salary in regular installments. Ms. Silverstein will also receive her full STIP for the prior year if not paid prior to the termination of employment, and a pro rata share of her STIP bonus as of the date of termination of employment. Ms. Silverstein’s employment agreement provides that upon a termination without cause or for good reason, all unvested Options shall immediately vest. Any other unvested equity awards, including options, PSUs and RSUs will be forfeited. Ms. Silverstein will also be eligible for continuation coverage under COBRA should she elect for six months.

●	Change in Control Provisions: Ms. Silverstein’s employment agreement includes change in control severance provisions entitling her to enhanced severance payments upon termination of employment without cause or for good reason within eighteen months of a change in control. In the event Ms. Silverstein’s employment is terminated as set forth in the preceding sentence, Ms. Silverstein will receive eighteen months of base salary payable in lump sum. Ms. Silverstein will also be eligible for continuation coverage under COBRA should she elect for six months. In addition, Ms. Silverstein’s employment agreement provides that any unvested Options and RSUs will vest, and unvested PSUs vest in full at 100% performance levels upon a termination without cause or for good reason within 12 months following a change in control in accordance with the terms of the LTIP.

●	Other Material Terms: Ms. Silverstein has entered into a non-competition and non-disclosure agreement with the Company. Her employment agreement also includes customary provisions regarding confidentiality, intellectual property ownership, and compliance with the Company’s policies.

Jeffrey Lucas

Mr. Lucas stepped down under circumstances constituting a termination without cause as Chief Financial Officer of the Company effective October 27, 2025. Mr. Lucas remained with the Company as a consultant to assist in the transition to Mr. Mir as Chief Financial Officer until March 31, 2026. As part of Mr. Lucas’s termination as Chief Financial Officer, he was provided the following payments and benefits:

●	Severance pay: One year of annual salary, which is $458,888, paid bi-weekly, starting the first payroll date after the termination date.

●	2025 Performance bonus: $458,000, paid with all other employee bonuses in February 2026.

●	Health insurance continuation payment: $44,500, lump-sum, paid with first bi-weekly severance payment.

●	All unvested Options and RSUs vest in full as December 31, 2025.

●	841,710 PSUs (granted on 07/10/2025) forfeited upon separation of employment.

●	380,000 RSUs granted upon termination of employment and vested upon completion of his consulting arrangement on 3/31/2026.

Compensation Risk Assessment

The Compensation Committee considers the implications of risks associated with our compensation policies and practices. The Compensation Committee reviews the executive compensation program to ensure that compensation policies are not reasonably likely to have a material adverse effect on the Company.

Risk Mitigation Features:

Our executive compensation program incorporates the following risk mitigation features:

●	Balance of Fixed and Variable Pay: NEO total compensation includes a mix of fixed base salary and variable performance-based components (STIP and LTIP), ensuring that while executives are incentivized to achieve performance goals, a meaningful fixed component reduces pressure to take excessive risks to meet short-term targets.

●	Short-Term and Long-Term Incentive Mix: The combination of annual STIP cash awards and multi-year LTIP equity awards (with vesting schedules of up to three years or more) encourages balanced decision-making oriented toward both near-term execution and sustainable long-term value creation.

●	Multiple Performance Metrics: The STIP and performance-based LTIP awards are assessed against a diverse set of corporate financial, operational, and strategic metrics, reducing reliance on any single measure and mitigating the risk of gaming or short-term manipulation.

●	Payout Caps: The Compensation Committee establishes maximum payout levels for STIP awards and PSU vesting, limiting the potential for windfall payments in the event of exceptional but unsustainable short-term results.

●	Clawback Policy: Our Clawback Policy provides for recovery of incentive-based compensation in the event of a financial restatement, as described above, deterring conduct that could artificially inflate reported financial results.

●	Equity Award Vesting: Multi-year vesting schedules for RSUs, PSUs, and Options maintain meaningful alignment between executive interests and Common Share price performance over time.

●	Independent Oversight: The Compensation Committee retains the independent compensation consultant, CGP, and the full Board reviews and approves executive compensation determinations, providing independent oversight of compensation design and outcomes.

The Compensation Committee has concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report.

The Compensation Committee:

●	Amy Freedman, Chair

●	Fanny Philip

●	Wayne Duso

COMPENSATION INFORMATION FOR OUR NEOs

The following tables set forth compensation information for our NEOs for the fiscal years shown.

Summary Compensation Table for Fiscal Year 2025

Name and Principal Position	Fiscal Year	Salary[1] ($)	Stock Awards[2] ($)	Option Awards[3] ($)	Non-Equity Incentive Plan Compensation[4] ($)	All Other Compensation[5] ($)	Total $
Benjamin Gagnon Chief Executive Officer	2025	$457,058	$4,042,113	—	$1,153,735	$76,446	$5,729,352
	2024	$332,968	$1,068,880	$574,117	$281,227	$21,157	$2,278,349
	2023	$231,098	—	$444,665	$99,341	—	$775,104
Jonathan Mir Chief Financial Officer	2025	$64,466	—	$531,600	$106,389	—	$702,455
	2024	—	—	—	—	—	—
	2023	—	—	—	—	—	—
Liam Wilson Chief Operating Officer	2025	$369,891	$1,431,979	—	$498,265	$111,889	$2,412,024
	2024	$75,384	—	$693,847	$77,130	$60,868	$907,229
	2023	—	—	—	—	—	—
Rachel Silverstein General Counsel, Global	2025	$336,250	$344,195	—	$297,102	$28,580	$1,006,127
	2024	$37,500		$166,494	$15,994	$159,290	$379,278
	2023	—	—	—	—	—	—
Jeffrey Lucas Former Chief Financial Officer	2025	$455,594	$3,602,923	$207,375	$458,888	$65,046	$4,789,826
	2024	$436,026	$401,750	$401,882	$260,844	$46,667	$1,547,169
	2023	$418,843	$289,000	$1,866,785	$221,189	$27,066	$2,822,883

(1)	Amounts in the ’Salary’ column represents base salaries paid to NEOs. Any change in salary during 2025 was made retroactive to January 1, 2025.

(2)	Amounts reported in the ’Stock Awards’ columns represent the aggregate grant date fair value of share-based awards computed in accordance with FASB ASC Topic 718, Compensation—Stock Compensation, excluding the effect of estimated forfeitures. For PSU awards, the amounts reported reflect the grant date fair value at target performance (100% achievement of the applicable Performance Criteria). If PSUs were to vest at maximum payout levels, the aggregate grant date fair value for each NEO would be as follows: Mr. Gagnon, $6,751,945, Mr. Mir, N/A, Mr. Wilson, $2,391,655, Ms. Silverstein, $574,865 and Mr. Lucas, $1,801,259. All of Mr. Lucas’s PSUs were forfeited upon his separation from employment. As of December 31, 2025, Mr. Lucas held 285,700 vested shares and 380,000 unvested shares of the 2025 Awards valued at $1,564,395 as of December 31, 2025.

(3)	For Option Awards, grant date fair values for Options are calculated using the Black-Scholes option pricing model. The assumptions used in these calculations are set forth in the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2025 (or 2024, as applicable). These amounts reflect the accounting cost recognized by the Company for these awards and do not correspond to the actual value that may be realized by the NEO.

(4)	Amounts in the ‘Non-Equity Incentive Plan Comp’ column represent annual STIP cash incentive awards earned for performance during the applicable fiscal year

(5)	‘All Other Compensation’ includes the following items pursuant to Item 402(c)(2)(ix) of Regulation S-K where applicable based on the actual additional cost incurred by us in providing the perquisite or other personal benefit:

Name	Subsidiary Director Fees	Employer Paid Health Insurance	Home Office Allowance	401(k) Contribution	Unpaid Vacation Days	Tax Equalization	Consulting Fees	Total Other Compensation
Mr. Gagnon	$26,423	$6,524	$6,179		$37,302			$76,446
Mr. Wilson			$6,000	$14,000		$76,905	$14,984	$111,889
Ms. Silverstein	$8,580		$6,000	$14,000				$28,580
Mr. Lucas	$15,600		$6,000	$2,852	$40,594			$65,046

Grants of Plan-Based Awards for Fiscal Year 2025

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock	All Other	Exercise or Base Price of Option Awards	Closing Price on Date of	Fair Value of Equity
Name	Grant Date	Minimum ($)	Target ($)	Maximum ($)	Minimum	Target	Maximum	or Units (3)	Options (4)	($/Sh) (5)	Grant ($/Sh)	Awards (6)
Benjamin Gagnon		$0	$891,776	$1,783,552
	7/10/25				0	1,940,214	3,880,428	646,738				$2,729,518
Jonathan Mir		$0	$86,593	$173,186
	10/13/25				0				250,000	$4.28	5.39	$531,600
Liam Wilson		$0	$374,988	$749,976
	7/10/25				0	687,818	1,375,636	229,273				$981,287
Rachel Silverstein		$0	$202,800	$405,600
	7/10/25				0	165,326	330,652	55,109				$235,865
Jeffrey Lucas		$0	$458,888	$917,776
	7/10/25				0	841,710	1,683,420	285,700				$1,206,328
	10/27/2025	$0	$0	$0	0	0	0	380,000				$1,725,200
	12/31/25	$0	$0	$0	0	0	0	285,700	87,500	$2.20	2.35	$878,770

(1)	‘Estimated Future Payouts Under Non-Equity Incentive Plan Awards’ represents the minimum (0%), target (100%), and maximum (200%) STIP cash award opportunities for fiscal year 2025 for each applicable NEO, expressed in U.S. dollars. Based on the achievement of certain personal and Company performance goals, the executive can receive anywhere between 0% and 200% of the target amount. For 2025, the executives were awarded 133% of the target amount.

(2)	‘Estimated Future Payouts Under Equity Incentive Plan Awards’ represents the minimum (0%), target (100%), and maximum (200%) number of Common Shares that may be issued upon vesting of PSU awards granted during fiscal year 2025, based on the applicable Performance Criteria. For Mr. Lucas, his PSUs were forfeited upon his separation of employment.

(3)	‘All Other Stock Awards’ represents the number of RSUs granted to each NEO during fiscal year 2025. Each RSU entitles the holder to receive one Common Share upon vesting, subject to the applicable Restriction Period. RSUs vest in equal one-third installments on the first, second, and third anniversaries of the Grant Date. For Mr. Lucas, the 380,000 RSUs awarded 10/27/2025 represents a grant as compensation for Mr. Lucas to remain a consultant for the Company through March 31, 2026 whereupon the RSUs will vest in full, and the 285,700 RSUs awarded 12/31/2025 represents the accelerated vesting of unvested RSUs upon his separation of employment.

(4)	‘All Other Option Awards’ represents the number of Options granted to each NEO during fiscal year 2025, each exercisable to acquire one Common Share. For Mr. Lucas, the 87,500 options awarded 12/31/2025 set forth above represents the accelerated vesting of unvested options upon his separation of employment.

(5)	The exercise price of Options represents the Current Market Price on the Grant Date, being the five-day VWAP of the Common Shares on the TSX for the five trading days immediately preceding the Grant Date. Option grants are awarded with an exercise price in Canadian Dollars and have been converted to U.S. Dollars based on a spot exchange rate.

(6)	Grant date fair value amounts in the final column are calculated in accordance with FASB ASC Topic 718. For Options, fair value is computed using the Black-Scholes model. For RSUs and PSUs, fair value is based on the closing price of the Common Shares on the TSX on the Grant Date. PSU fair values are reported at target performance.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The following narrative disclosure provides additional context regarding the material factors necessary to understand the information reported in the tables above.

●	Employment Agreements: The material terms of each continuing NEOs employment agreement, including base salary, bonus opportunity, and severance provisions, are described under ‘Employment Agreements’ above. Each NEOs compensation as reported in the Summary Compensation Table reflects the terms of the applicable employment arrangement.

●	Equity Award Vesting: RSUs granted during fiscal year 2025 vest in equal one-third installments on the first, second, and third anniversaries of the applicable Grant Date, subject to continued employment. PSUs earned and vest upon achievement of the applicable Performance Criteria within the specified Performance Cycle, as determined by the Board on the Determination Date. Options vest in accordance with the schedule specified in the applicable Award Agreement, subject to a minimum 12-month Restriction Period.

●	PSU Performance Conditions: The Performance Criteria applicable to PSU awards granted in fiscal year 2025 are established by the Board at the time of grant and specified in the applicable Award Agreement. Achievement of Performance Criteria is assessed by the Board on the Determination Date following the end of the applicable Performance Cycle.

●	Option Repricing and Modifications: There was no repricing or material modifications of Options during fiscal year 2025.

●	Performance Target Modifications: No material waivers or modifications of performance targets were made during fiscal year 2025.

●	Compensation Mix: Base salary represents the fixed component of total NEO compensation. STIP cash awards and equity-based LTIP grants represent the variable, performance-linked components. The Compensation Committee intends for a substantial portion of total target direct compensation for each NEO to be at risk and contingent upon performance outcomes.

CEO Pay Ratio

●	Pursuant to the requirements of Item 402(u) of Regulation S-K, we determined the relationship between the annual total compensation of our Chief Executive Officer and the median of the annual total compensation of all other employees of the Company. We believe that the pay ratio disclosed below is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. SEC rules for identifying the median employee and calculating the pay ratio allow companies to apply various methodologies and assumptions, and, as a result, the pay ratio reported by us may not be comparable to the pay ratio reported by other companies.

●	For fiscal year 2025, our Chief Executive Officer was Benjamin Gagnon. Mr. Gagnon’s annual total compensation for fiscal year 2025 was $5,729,352, as reported in the Summary Compensation Table above.

●	The median of the annual total compensation of all employees of the Company (other than the CEO) for fiscal year 2025 was $78,624, calculated in the same manner.

●	Based on this information, for fiscal year 2025, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all other employees was 73 to 1.

●	We identified the median employee by examining 2025 total compensation for all individuals who were employed by us on December 31, 2025. We included all individuals employed by us on December 31, 2025, whether employed on a full-time or part-time basis, and excluded independent contractors.

Outstanding Equity Awards at Fiscal Year-End 2025

Name	Number of Securities Underlying Unexercised Options (#) (1) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Share Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (3)
Benjamin Gagnon					646,738	$1,519,834
							1,940,214	$4,559,503
	375,000	125,000	2.21	9/30/2029
	250,000		2.80	12/22/2028
	50,000		1.01	6/30/2028
	200,000		0.40	12/27/2027
	312,500		1.79	5/19/2027
	125,000		5.94	12/8/2026
	500,000		3.66	6/26/2026
Jonathan Mir	62,500	187,500	4.28	10/13/2030
Liam Wilson					229,273	$538,792
							687,818	$1,616,372
	262,500	87,500	2.21	9/30/2029
	250,000	-	2.24	8/23/2029
Rachel Silverstein	108,750	36,250	2.21	9/30/2029
					55,109	$129,506
							165,326	$388,516
Jeffrey Lucas	350,000		2.21	6/30/2028
	400,000		2.80	6/30/2028
	1,450,000		1.38	6/30/2028
	125,000		0.40	6/30/2028
	600,000		1.79	6/30/2028
					380,000	$893,000

(1)	The vesting dates for unvested Options and stock awards (RSUs and PSUs) are described in the applicable Award Agreements. RSU vesting dates are the first, second, and third anniversaries of the applicable Grant Date. PSU vesting dates are determined on a three-year cliff basis upon achievement of the applicable Performance Criteria for the applicable Performance Cycle. Vesting occurs on the determination date following the end of the Performance Cycle.

(2)	PSU awards vest upon satisfaction of Performance Criteria as established in the applicable Award Agreement and determined by the Board on the Determination Date.

(3)	The market value of unvested stock awards (RSUs) and unearned equity incentive plan awards (PSUs) is calculated based on the closing price of the Common Shares on Nasdaq on December 31, 2025, of $2.35. PSU amounts are reported at target performance levels.

No Options or stock awards held by the NEOs as of December 31, 2025 have been transferred other than for value. All Options reported are subject to the terms of the LTIP and the applicable Award Agreement, including provisions regarding vesting, exercise, and treatment upon termination and Change of Control, as described above.

Option Exercises and Stock Vested in Fiscal Year 2025

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Benjamin Gagnon	440,000	$476,036	287,333	$573,704
Jonathan Mir
Liam Wilson
Rachel Silverstein
Jeffrey Lucas			572,236	$903,679

(1)	The value realized on exercise of Options was computed as the difference between the market price of the Common Shares on the TSX at the time of exercise and the applicable exercise price, multiplied by the number of Options exercised.

(2)	The value realized on vesting of RSUs was computed as the closing price of the Common Shares on the TSX on the applicable vesting date multiplied by the number of shares acquired upon vesting.

No amounts realized upon exercise or vesting were deferred by any NEO.

Amounts are reported in U.S. dollars. For awards originally denominated in Canadian dollars, values have been converted using the exchange rate in effect on the applicable exercise or vesting date.

Pension Benefits

We do not maintain any defined benefit pension plans in which the NEOs participate. We have no pension or retirement plan other than the employer-sponsored group retirement savings plans described under ‘Retirement Benefits’ above.

Nonqualified Deferred Compensation in Fiscal Year 2025

We do not maintain a nonqualified deferred compensation plan for the NEOs. We do offer DSUs to the Board members, however, no one has elected to accept such awards.

Potential Payments Upon Termination or Change in Control

The Company has entered into employment agreements with certain NEOs that provide for payments upon termination of employment under various circumstances, including following a change in control of the Company.

Termination Scenarios:

The following scenarios may trigger payments to NEOs:

●	Termination without Cause

●	Termination for Good Reason

●	Termination following Change in Control

●	Death

●	Disability

●	Voluntary Resignation

●	Retirement

Change of Control is defined in the LTIP to include: (i) any transaction whereby a Person or group of two or more Persons acting jointly or in concert acquires beneficial ownership or control of 50% or more of the voting securities of the Company; (ii) the sale, assignment, or other transfer of all or substantially all of the assets of the Company; (iii) the consummation of a complete dissolution or liquidation of the Company; (iv) the occurrence of a transaction requiring shareholder approval whereby the Company is acquired through consolidation, merger, exchange of securities, purchase of assets, amalgamation, or statutory arrangement; or (v) a majority of the Board being replaced during any twelve-month period by directors not endorsed by a majority of the Board.

Outstanding equity awards held by Mr. Gagnon are subject to accelerated vesting upon a qualifying termination following a Change of Control in accordance with the terms of the LTIP. Upon termination without cause (outside of a Change of Control context), outstanding unvested RSUs and Options held by Mr. Gagnon become fully vested and exercisable in accordance with the terms of the LTIP. Mr. Gagnon has entered into a non-competition and non-disclosure agreement with the Company that remains in effect following any termination of employment.

Estimated Payments:

The following table shows the estimated payments that would be made to each NEO assuming termination occurred on December 31, 2025:

Name	Termination Due to Death or Disability	Termination Due to Retirement	Termination without Cause or for Good Reason	Termination without Cause or for Good Reason following a Change in Control
Benjamin Gagnon	—	—	$9,396,194	$9,396,194
Jonathan Mir	—	—	$957,776	$1,835,364
Liam Wilson	—	—	$749,976	$3,380,598
Rachel Silverstein	—	—	$371,800	$1,066,645

Cash severance amounts for each NEO are calculated based on the applicable employment agreement severance multiple applied to the NEOs annual base salary as of December 31, 2025. Equity acceleration values are calculated based on the number of unvested awards subject to acceleration multiplied by the closing price of the Common Shares on December 31, 2025. Former NEO Jeffrey Lucas is not included in the forward-looking termination scenarios table as he was no longer employed by the Company as of December 31, 2025; information regarding actual severance paid to this individual is reported in the Summary Compensation Table for fiscal year 2025 above.

Assumptions:

The amounts shown in the table are based on the following material assumptions:

●	Termination date of December 31, 2025

●	Stock price of $2.35 (closing price on December 31, 2025)

Non-Employee Director Compensation

The total fiscal year 2025 compensation of our non-employee directors is shown in the following table. Mr. Gagnon serves as a director and as our Chief Executive Officer, but he has not received and does not receive any additional compensation for services provided as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Andrew J. Chang	$84,567	$142,591	$227,158
Wayne Duso	$13,859	$96,105	$109,964
Amy Freedman	$98,616	$142,591	$241,207
Edith Hofmeister	$133,033	$142,591	$275,624
Brian Howlett	$136,088	$142,591	$278,679
Fanny Philip	$142,006	$142,591	$284,597

(1)	Amounts reported in the ’Stock Awards’ column represent the aggregate grant date fair value of share-based awards computed in accordance with FASB ASC Topic 718, Compensation—Stock Compensation, excluding the effect of estimated forfeitures. The assumptions used in these calculations are set forth in the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2025.

(2)	As of December 31, 2025, our non-employee directors held the following number of stock and Options:

Name	Options (#)	RSU (#)
Andrew J. Chang	210,000	178,685
Wayne Duso	150,000	-
Amy Freedman	210,000	178,685
Edith Hofmeister	280,000	178,685
Brian Howlett	553,750	178,685
Fanny Philip	210,000	178,685

Our non-employee directors earn an annual base cash retainer of $100,000, with the exception of the Chairman of the Board who earns an annual base cash retainer of $150,000. We pay an annual retainer in lieu of separate meeting fees. In addition to the retainer, in 2025 directors who chaired a committee earned an additional $20,000, with the exception of the Chair of the Audit Committee who earned an additional $30,000. Each non-employee director who sat on a committee earned an additional $6,000 per year. Non-employee directors are reimbursed for expenses of meeting attendance, if any. No non-employee director received perquisites or other personal benefits in 2025, having a total value of $10,000 or more, or had a different compensation arrangement than as described herein. In addition to annual cash payments, in 2025 each non-employee director received an equity grant in the form of Restricted Stock Units valued at $140,000 (calculated pursuant to FASB ASC Topic 718). Grants of equity awards supplement the cash compensation paid to our non-employee directors and serve to increase their identification with the interests of our stockholders through equity ownership.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

All equity compensation awards outstanding and available for future grants under the LTIP are as set forth in the following table, which summarizes information about our equity compensation plans as of December 31, 2025. The only equity compensation plan in effect as of December 31, 2025, is the LTIP (the new omnibus plan approved at the June 30, 2025 annual meeting), which superseded the Old LTIP. All awards currently outstanding under the Old LTIP continue to be governed by its terms.

Plan Name:	Bitfarms Ltd. Long-Term Incentive Plan (the “LTIP”), approved by shareholders on June 30, 2025, as successor to the Long-Term Incentive Plan (the “Old LTIP”), last approved by shareholders on April 16, 2024.

Securities Authorized:	The LTIP is a 10% rolling plan under which the aggregate number of Common Shares available for issuance at any given time shall not exceed 10% of the issued and outstanding Common Shares at the time of any grant.

Securities Outstanding:	The number of Common Shares issuable pursuant to outstanding awards under the LTIP and Old LTIP as of December 31, 2025, is set forth in the equity compensation plan information table below.

Weighted Average Exercise Price:	The weighted average exercise price of outstanding Options as of December 31, 2025, is set forth in the equity compensation plan information table below.

Securities Available for Future Issuance:	As of December 31, 2025, the number of Common Shares remaining available for future issuance under the LTIP (calculated as 10% of outstanding Common Shares less outstanding awards) is set forth in the equity compensation plan information table below.

Material Plan Terms:	The material terms of the LTIP are described under ‘Long-Term Incentive Compensation’ above. Awards under the LTIP include Options, RSUs, PSUs, and DSUs. The LTIP was approved by the Board on May 13, 2025, and by shareholders at the June 30, 2025, annual meeting, with unallocated entitlements approved until May 23, 2028.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#)
Equity Compensation Plans Approved by Shareholders(1)	25,032,817	(2)	1.51	(3)	35,125,183	(4)
Equity Compensation Plans Not Approved by Shareholders	Nil		Nil		Nil
Total	25,032,817		1.51		35,125,183

(1)	Consists of the Old LTIP, the LTIP and the Stronghold Omnibus Incentive Plan (the “Stronghold Plan”). No new securities are being issued under the Old LTIP and under the Stronghold Plan.

(2)	Consists of 15,949,817 Common Shares subject to outstanding RSUs and Options granted under the Old LTIP and 9,083,000 Common Shares subject to outstanding RSUs, PSUs (assuming a target payout) and Options under the LTIP, each outstanding as of December 31, 2025.

(3)	Weighted average exercise price of outstanding options under the Old LTIP and the LTIP.

(4)	Consists of shares available for future grant under the current LTIP.

Beneficial Security Ownership Table

The following table sets forth certain information, as of March 27, 2026, with respect to the beneficial ownership of our Common Shares by (i) each shareholder known by us to be the beneficial owner of more than five percent (5%) of our Common Shares, (ii) by each of our current directors and named executive officers as identified herein, and (iii) all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the Common Shares, except as otherwise indicated. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common Shares and non-qualified stock options (“Options”) exercisable into Common Shares within sixty (60) days of the date of this document, are deemed to be outstanding and to be beneficially owned by the person holding the Options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, the address for all officers and directors listed below is 120 Broadway, Suite 1075, New York, New York, 10004.

Title of Class	Beneficial Holders	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Named Executive Officers
Common Shares	Benjamin Gagnon	3,441,770	*
Common Shares	Jonathan Mir	125,000	*
Common Shares	Liam Wilson	600,000	*
Common Shares	Rachel Silverstein	146,390	*
Common Shares	Edith Hofmeister	505,001	*
Common Shares	Brian Howlett	683,696	*
Common Shares	Fanny Philip	375,685	*
Common Shares	Amy Freedman	264,568	*
Common Shares	Andrew J. Chang	373,685	*
Common Shares	Wayne Duso	75,000	*
Common Shares	Jeffrey Lucas	3,876,982	*
Common Shares	Current Directors and NEOs as a group	10,467,777	*
5% Holders
Common Shares	Jane Street Group, LLC (1)	33,552,042	5.6%

’*’	means the shares owned by the NEO or Director represented less than 1% of the total issued and outstanding shares.

(1)	Jane Street Group, LLC filed with the SEC a Schedule 13G on February 12, 2026, (and this disclosure is based entirely on this filing) reporting that it or certain of its affiliates beneficially owned in the aggregate 33,552,042 shares as of December 31, 2023, for which it had no sole voting power, shared voting power for 33,552,042 shares, no sole dispositive power, and shared dispositive power for 33,552,042 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

There were no “Related Party Transactions” since January 1, 2025. Related Party Transactions are transactions (or a series of similar transactions) in which the Company is a participant, the amount involved exceeds $120,000, and a “Related Party” had, has or will have a direct or indirect material interest (other than Board or executive officer compensation arrangements specified in Item 404 of Regulation S-K under the Securities Act). “Related Parties” are Bitfarms’ directors, director nominees, executive officers, beneficial owners of more than 5% of our Common Shares, any immediate family members of the foregoing and any firm, corporation, charitable organization or other entity in which any of the persons listed above is an officer, general partner or principal or in a similar position or in which such person has a beneficial ownership interest of 10% or more.

In connection with the U.S. Redomiciliation, we expect to adopt a new Related Persons Transactions Policy.

Director Independence

Under the listing requirements and rules of the Nasdaq, we are required to have a majority of independent directors on the Board, and our Audit Committee and Compensation Committee are required to consist fully of independent directors. The Board has undertaken a review of the independence of each director and, based on information provided by each non-employee director concerning their background, employment and affiliations, the Board determined that Edith Hofmeister, Andrew J. Chang, Wayne Duso, Amy Freedman, Brian Howlett, Fanny Philip do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of director and that each of these directors is “independent” as that term is defined under Nasdaq rules.

In making these determinations, the Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances the Board deemed relevant in determining their independence, including the beneficial ownership of Bitfarms securities by each such non-employee director or affiliated entities, and their involvement in any transactions described under the heading “Related Party Transactions.”

Item 14. Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

	For the Year ended December 31, 2025	For the Year ended December 31, 2024
Audit Fees(1)	$2,383,509	$2,047,744
Audit-Related Fees(2)	$85,892	$261,352
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$14,601
Total	$2,469,401	$2,323,697

Audit Fees.	Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

Audit-Related Fees.	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services consisted primarily of file quality review fees and fees for the review of quarterly financial statements, related documents and consent letters.

Tax Fees.	Tax fees consist of fees billed for tax compliance, tax advice and tax planning professional services. These services included reviewing tax returns and assisting in responses to government tax authorities.

All Other Fees.	All other fees consist of fees billed for all other services including permitted due diligence services related to a potential business combination.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the Audit Committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the Audit Committee charter. In 2025 and 2024, all services performed by our independent registered public accounting firm for us and our subsidiaries have been pre-approved by the Audit Committee.

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Index to Financial Statements and Supplementary Data” herein.

Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
2.1	Agreement and Plan of Merger, dated August 21, 2024 by and among Bitfarms Ltd., Backbone Mining Solutions LLC, Stronghold Digital Mining, Inc. and HPC & AI Megacorp, Inc.	F-4	333-282657	January 21, 2025	2.1
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated September 12, 2024	F-4	333-282657	January 21, 2025	2.2
2.3	Arrangement Agreement	6-K	001-40370	February 19, 2026	99.1
3.1	Articles of Continuance of Bitfarms Ltd.	8-A	001-40370	July 30, 2024	3.1
3.2	By-laws of Bitfarms Ltd.	8-A	001-40370	July 30, 2024	3.2
4.2	Description of Securities					X
4.3	Shareholder Rights Plan Agreement, dated as of July 24, 2024	8-A	001-40370	July 30, 2024	4.1
4.4	Form of Rights Certificate	8-A	001-40370	July 30, 2024	4.1
4.5	Note Indenture dated October 21, 2025 by and among Bitfarms Ltd., Computershare Trust Company, N.A. as trustee and Computershare Trust Company of Canada as Canadian co-trustee, relating to the 1.375% Convertible Senior Notes due 2031	6-K	001-40370	October 22, 2025	99.1
4.6	Form of Note Representing 1.375% Convertible Senior Notes due 2031 (included as Exhibit A to Exhibit 4.5)	6-K	001-40370	October 22, 2025	99.1
10.1*†	Employment Agreement between the Company and Ben Gagnon					X
10.2*†	Employment Agreement between the Company and Jonathan Mir					X
10.3*†	Employment Agreement between the Company and Liam Wilson					X
10.4*†	Employment Agreement between the Company and Rachel Silverstein					X
10.5*	Stronghold Digital Mining, Inc. Omnibus Incentive Plan	S-8	333-285894	March 19, 2025	4.3
10.6*	Amendment No. 1 to the Stronghold Digital Mining, Inc. Omnibus Incentive Plan	S-8	333-285894	March 19, 2025	4.4
10.7*	Amendment No. 2 to the Stronghold Digital Mining, Inc. Omnibus Incentive Plan	S-8	333-285894	March 19, 2025	4.5
10.8*	Amendment No. 3 to the Stronghold Digital Mining, Inc. Omnibus Incentive Plan	S-8	333-285894	March 19, 2025	4.6
10.9*	Bitfarms Ltd. Long Term Incentive Plan as amended on March 3, 2022, January 15, 2024 and April 16, 2024	S-8	333-278868	April 22, 2024	4.3

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.10*	Bitfarms Ltd. Long-Term Incentive Plan, dated June 30, 2025					X
10.11	Form of Capped Call Confirmation	6-K	001-40370	October 22, 2025	99.2
10.12	Voting Agreement, dated as of August 21, 2024, by and among Bitfarms Ltd. and certain stockholders of Stronghold Digital Mining, Inc.	F-4	333-282657	January 21, 2025	10.2
10.13	TRA Waiver and Termination Agreement, dated as of August 21, 2024, by and among Bitfarms Ltd., Stronghold Digital Mining, Inc. and certain stockholders of Stronghold Digital Mining, Inc.	F-4	333-282657	January 21, 2025	10.3
10.14	Conversion Agreement, dated as of August 21, 2024, by and among Bitfarms Ltd., Stronghold Digital Mining, Inc. and Stronghold Series C preferred stockholders	F-4	333-282657	January 21, 2025	10.4
10.15	Custodial Services Agreement, dated April 21, 2021, by and between Backbone Hosting Solutions Inc. and Coinbase Custody Trust Company, LLC.	6-K	001-40370	May 20, 2022	99.5
10.16	Master Custody Service Agreement, dated August 1, 2023, by and between Anchorage Digital Bank N.A. and Backbone Hosting Solutions Inc.	6-K	001-40370	March 7, 2024	99.2
10.17	Service Agreement, dated September 18, 2023, by and among between Bitfarms Ltd. and Foundry USA Pool	6-K	001-40370	November 11, 2023	99.1
10.18	Foundry USA Pool Payout Methodology, dated as at March 6, 2024	6-K	001-40370	March 7, 2024	99.1
10.19	Settlement Agreement, dated September 23, 2024, by and between Bitfarms Ltd. and Riot Platforms, Inc.	6-K	001-40370	September 23, 2024	99.1
10.22	Share Purchase Agreement dated March 17, 2025 by and among Bitfarms Ltd., Hive Holdings Paraguay 1 Ltd., Hive Holdings Paraguay 2 Ltd., Hive Digital Technologies, Ltd. and Backbone Hosting Solutions Inc.	6-K	001-40370	June 10, 2025	99.1
19.1	Insider Trading Policy					X
21.1	Subsidiaries of Registrant					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X
31.1	Principal Executive Officer Certification pursuant to Rule 13(a)-14(a)					X
31.2	Principal Financial Officer Certification pursuant to Rule 13(a)-14(a)					X
32.1**	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code					X
32.2**	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code					X
97.1*	Clawback Policy					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File					X

*	Management contract or compensation plan or arrangement

**	Furnished herewith

†	Certain portions of this exhibit have been omitted because they are both: (i) not material; and (ii) of the type that the registrant treats as private or confidential.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BITFARMS LTD.

Date: March 31, 2026	/s/ Benjamin Gagnon
	By:	Benjamin Gagnon
Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Benjamin Gagnon, Jonathan Mir and Rachel Silverstein and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Benjamin Gagnon
Name:	Benjamin Gagnon
Title:	Chief Executive Officer and Director (Principal Executive Officer)
Date:	March 31, 2026

/s/ Jonathan Mir
Name:	Jonathan Mir
Title:	Chief Financial Officer (Principal Financial Officer)
Date:	March 31, 2026

/s/ Marc-André Ammann
Name:	Marc-André Ammann
Title:	(Principal Accounting Officer)
Date:	March 31, 2026

/s/ Edith Hofmeister
Name:	Edith Hofmeister
Title:	Director and Chair of the Board
Date:	March 31, 2026

/s/ Brian Howlett
Name:	Brian Howlett
Title:	Director
Date:	March 31, 2026

/s/ Fanny Philip
Name:	Fanny Philip
Title:	Director
Date:	March 31, 2026

/s/ Amy Freedman
Name:	Amy Freedman
Title:	Director
Date:	March 31, 2026

/s/ Andrew J. Chang
Name:	Andrew J. Chang
Title:	Director
Date:	March 31, 2026

/s/ Wayne Duso
Name:	Wayne Duso
Title:	Director
Date:	March 31, 2026