Form 10-Q
period 2026-03-31
Keel Infrastructure Corp.
filed 2026-05-11
CIK 1812477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-40370

Keel Infrastructure Corp.

(Exact name of registrant as specified in its charter)

Delaware	41-4266374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Broadway, Suite 1375, New York, NY 10004

(Address of principal executive offices) (Zip code)

(929) 264-5151

(Registrant’s telephone number, including area code)

Bitfarms Ltd.

110 Yonge Street, Suite 1601

Toronto, Ontario, Canada M5C 1T4

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	KEEL	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Number of shares of the registrant’s common stock outstanding on May 8, 2026: 603,828,651

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2026
TABLE OF CONTENT

i

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2026

GENERAL MATTERS

In this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (referred to herein as this “Quarterly Report”) “we”, “us”, “our”, and the “Company” refer to Keel Infrastructure Corp., a Delaware corporation (“Keel”) and its consolidated subsidiaries, including Bitfarms Ltd., a corporation existing under the laws of the Province of Ontario (“Bitfarms”) unless the context requires otherwise.

Effective as of 12:01 a.m. (Eastern Daylight Time) on April 1, 2026, Keel became the ultimate parent company of Bitfarms and its subsidiaries pursuant to a statutory plan of arrangement under Section 182 of the Business Corporations Act (Ontario) (the “Arrangement”) as part of Bitfarms’ previously announced intention to redomicile from Canada to the United States (the “U.S. Redomiciliation Transaction”). Pursuant to the Arrangement, Keel indirectly acquired all of the issued and outstanding common shares in the capital of Bitfarms, and in exchange, holders of the common shares of Bitfarms received one share of common stock of Keel per common share of Bitfarms. The issuance of shares of common stock of Keel pursuant to the Arrangement was exempt from registration under Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”).

The common shares of Bitfarms were listed on the Nasdaq Stock Market (“Nasdaq”) and the Toronto Stock Exchange (the “TSX”) and registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) prior to the U.S. Redomiciliation Transaction. Keel is the successor issuer to Bitfarms pursuant to Rule 12g-3(a) under the Exchange Act, and the common stock of Keel is therefore deemed to be registered under Section 12(b) of the Exchange Act. Keel reported this succession on a Form 8-K filed on April 1, 2026 in accordance with Rule 12g-3(f) under the Exchange Act. While Bitfarms was a foreign private issuer, Keel is a U.S. domestic issuer.

This Quarterly Report on Form 10-Q is filed by Keel as successor issuer to Bitfarms, but it relates to the quarter ended March 31, 2026 which ended prior to the closing of the U.S. Redomiciliation Transaction. References in this report to the “Annual Report” refer to Bitfarms’ Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on March 31, 2026, for which Keel is the successor issuer.

Words importing the singular, where the context requires, include the plural and vice versa and words importing any gender include all genders.

Keel and the associated Keel logo are registered trademarks of Keel Infrastructure Corp. or its subsidiaries. All other trademarks and brand names used herein are the property of their respective owners.

Unless we indicate otherwise: (i) all dollar amounts are expressed in U.S. dollars; and (ii) all references to “USD” or “$” are to U.S. dollars and all references to “CAD” are to Canadian dollars.

Note that use of the word “including” in this Quarterly Report means “including, without limitation.”

Unless we indicate otherwise, all information in this Quarterly Report is stated as of May 8, 2026.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements generally are identified by words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” “predict,” “forecast,” “target,” “seek,” “could,” “would” and similar expressions, or the negatives thereof. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties, and other factors:

●	our limited operating history and history of operating losses, which make it difficult to evaluate our business and prospects;

●	our evolving business model and strategy, including our strategic transformation from Bitcoin mining to digital infrastructure, including high-performance computing (“HPC”), which may not be successful;

●	our dependence on reliable and economical sources of power, including regulated electricity rates in Québec (Canada), Pennsylvania and Washington State (United States);

●	our reliance on a limited number of third-party suppliers and manufacturers, including those in foreign jurisdictions, exposing us to supply chain disruptions, trade restrictions, and tariff risks;

●	delays, cost overruns, and other risks associated with the continued development of our existing and planned facilities;

●	intense competition from other pivoting Bitcoin mining companies and established data center operators, some of which may have greater resources and experience;

●	the potential inadequacy of our insurance coverage to protect against all losses;

●	our increased focus on developing data centers dedicated to HPC and AI workloads may not become profitable and will divert resources from our Bitcoin mining operations;

●	the capital-intensive nature of constructing data centers and our potential inability to secure financing for such efforts;

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2026

●	significant competition for suitable data center sites and regulatory constraints that could adversely impact our development pipeline;

●	our dependence on significant customers for our data centers, and the risk of customer default or failure to make timely payments;

●	the rapidly evolving regulatory landscape surrounding HPC, AI, and Bitcoin mining, which may negatively impact our expansion efforts;

●	the high volatility of Bitcoin prices, which has significantly affected and will continue to affect the profitability of our operations;

●	extensive environmental, energy, and climate-related regulation that could result in significant additional costs or liabilities;

●	political uncertainty in the U.S. and internationally, including potential regulatory and policy changes affecting the cryptocurrency and data center industries; and

●	cybersecurity threats and hacking attacks that could compromise our systems and data.

There can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report and our subsequent filings with the U.S. Securities and Exchange Commission.

You should read this Quarterly Report with the understanding that our actual future results, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not assume any obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars - unaudited)

	As of March 31,	As of December 31,
	2026	2025
Assets
Current
Cash	357,277	573,462
Accounts receivable, net	5,357	5,471
Digital assets	168,481	174,726
Digital assets - restricted	—	5,559
Other assets	2,460	2,825
Rights to renewable energy credits and waste tax credits	10,807	18,478
Assets held for sale	14,054	28,664
Short-term prepaid deposits	6,800	6,317
Inventories	10,410	8,676
Derivative assets	—	2,287
Total current assets	575,646	826,465
Non-current
Restricted cash	41,075	57,500
Rights to waste tax credits	954	—
Property, plant and equipment, net	348,604	358,333
Operating lease right-of-use assets, net	10,623	11,103
Finance lease right-of-use assets, net	2,043	2,127
Long-term deposits and equipment prepayments	81,381	31,033
Intangible assets, net	3,025	2,983
Long-term derivative assets	1,760	5,200
Other non-current assets	1,600	1,600
Total assets	1,066,711	1,296,344
Liabilities
Current
Accounts payable and accrued expenses	53,909	46,443
Current portion of long-term debt	4,242	97,022
Current portion of operating lease liabilities	1,491	1,490
Current portion of finance lease liabilities	302	235
Derivative liabilities	—	2,922
Total current liabilities	59,944	148,112
Non-current
Long-term debt	573,203	572,447
Operating lease liabilities	9,996	10,606
Finance lease liabilities	1,736	1,978
Deferred tax liability	65	65
Other non-current liabilities	2,632	2,761
Total liabilities	647,576	735,969

Commitments and contingencies (Note 20)

Stockholders’ equity
Common stock - no par value; Authorized – unlimited number of shares; Issued and outstanding – 602,851,137 and 601,579,999 shares	1,066,009	1,064,572
Additional paid-in capital	110,960	108,284
Accumulated deficit	(757,834)	(612,481)
Total stockholders’ equity	419,135	560,375
Total liabilities and stockholders’ equity	1,066,711	1,296,344

See accompanying notes to the unaudited condensed consolidated financial statements

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of U.S. dollars, except per share amounts - unaudited)

	Three months ended March 31,
	2026	2025

Revenues	36,992	47,651
Cost of revenues	(63,297)	(47,375)
Gross (loss) profit	(26,305)	276

Operating expenses
General and administrative expenses	(26,837)	(17,618)
Change in fair value of digital assets	(41,449)	(23,033)
Realized (loss) gain on sale of digital assets	(1,810)	4,977
(Loss) gain on disposition of property, plant and equipment and deposits	(1)	557
Impairment of long-lived assets	(1,986)	—
Operating loss	(98,388)	(34,841)

Interest income	3,723	802
Interest expense	(3,600)	(185)
Loss on derivative assets and liabilities	(1,564)	(3,714)
Loss on extinguishment of long-term debt	(21,596)	—
Other expenses	(6,152)	(213)
Total other expenses	(29,189)	(3,310)
Loss before taxes from continuing operations	(127,577)	(38,151)

Income tax benefit (expense)	3	(222)
Loss from continuing operations	(127,574)	(38,373)
Loss from discontinued operations	(17,779)	(17,180)
Net loss	(145,353)	(55,553)
Loss per common share
Basic and diluted loss per share from continuing operations	(0.21)	(0.08)
Basic and diluted loss per share from discontinued operations	(0.03)	(0.03)
Basic and diluted loss per share	(0.24)	(0.11)
Weighted average number of common shares outstanding
Basic and diluted	602,578,453	500,163,441

See accompanying notes to the unaudited condensed consolidated financial statements

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Expressed in thousands of U.S. dollars, except number of shares - unaudited)

	Number of shares	Common stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Balance as of January 1, 2026	601,579,999	1,064,572	108,284	(612,481)	560,375
Net loss	—	—	—	(145,353)	(145,353)
Stock-based compensation	—	—	3,664	—	3,664
Settlement of restricted share units	932,275	744	(744)	—	—
Exercise of stock options	338,863	693	(244)	—	449
Balance as of March 31, 2026	602,851,137	1,066,009	110,960	(757,834)	419,135

Balance as of January 1, 2025	479,332,885	837,764	101,319	(327,937)	611,146
Net loss	—	—	—	(55,553)	(55,553)
Stock-based compensation	—	—	4,268	—	4,268
Issuance of replacement stock-based compensation	—	—	232	—	232
Issuance of common shares	74,311,252	89,864	—	—	89,864
Issuance of equity warrants	—	—	11,477	—	11,477
Balance as of March 31, 2025	553,644,137	927,628	117,296	(383,490)	661,434

Should be read in conjunction with the notes to the unaudited condensed consolidated financial statements

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. dollars - unaudited)

	Three months ended March 31,
	2026	2025

Cash flows used in operating activities
Net loss	(145,353)	(55,553)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	27,694	28,364
Impairment of long-lived assets	15,603	18,824
Total other expenses	29,083	2,975
Digital assets earned and hosting revenue received in Bitcoin	(35,708)	(64,418)
Stock-based compensation	3,664	4,268
Renewable energy credits earned	(1,881)	—
Gain on disposition of assets	(318)	(5,586)
Digital assets exchanged for services	—	5,179
Realized gain (loss) on sale of digital assets	1,810	(4,977)
Other	571	835
Change in fair value of digital assets	41,449	23,033
Interest income received	2,726	411
Interest expenses paid	(3,582)	(646)
Income taxes received (paid)	7	(78)
Proceeds from disposition of renewable energy and waste tax credits	8,598	—
Changes in non-cash working capital components	(9,050)	28,528
Net change in cash related to operating activities	(64,687)	(18,841)

Cash flows used in investing activities
Proceeds from sale of digital assets	4,373	37,263
Purchase of property, plant and equipment and intangible assets	(10,325)	(43,337)
Proceeds from sale of property, plant and equipment and assets held for sale	1,543	2,139
Purchase of marketable securities	(967)	(6,540)
Proceeds from disposition of marketable securities	989	6,931
Purchase of derivative assets and liabilities	—	(30,055)
Settlement of derivative assets and liabilities	1,396	28,472
Equipment and construction prepayments	(51,847)	(4,481)
Proceeds from disposal of business	—	32,038
Acquisition of business	—	(48,084)
Net change in cash related to investing activities	(54,838)	(25,654)

Cash flows (used in) from financing activities
Repayment of long-term debt	(113,466)	(15)
Repayment of finance lease liabilities	(109)	(25)
Issuance of common shares and warrants	—	23,608
Exercise of stock options and warrants	449	—
Net change in cash related to financing activities	(113,126)	23,568

Net decrease in cash and restricted cash	(232,651)	(20,927)
Cash and restricted cash, beginning of the period	630,962	59,542
Exchange rates differences on currency translation	41	(69)
Cash and restricted cash, end of the period	398,352	38,546
Cash flows from (used in) discontinued operations	621	(1,864)

See accompanying notes to the unaudited condensed consolidated financial statements

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)

NOTE 1: ORGANIZATION

Keel Infrastructure Corp. (“Keel” or the “Company”) is a North American digital and energy infrastructure company that develops data centers and energy infrastructure to lease for high-performance computing (“HPC”) and artificial intelligence (“AI”) workloads. The Company, founded in 2017 and previously known as Bitfarms Ltd., finalized its redomiciliation from Canada to the United States (the “U.S. Redomiciliation Transaction”) and adopted the name Keel Infrastructure Corp. on April 1, 2026.

Keel currently maintains its legacy Bitcoin Mining operations in the United States and Canada. As part of these operations, the Company owns and operates data centers housing specialized computers (referred to as “Miners”) designed for validating transactions on the Bitcoin Blockchain (referred to as “Mining”). Keel generally operates its Miners 24 hours per day to produce computational power (measured in hashrate) used to perform hashing calculations. The Company sells this hashrate to Mining Pool operators under a formula-derived rate commonly known in the industry as Full Pay Per Share (“FPPS”). Under FPPS, Mining Pool operators compensate Mining companies for their hashrate based on the expected value of the revenue that would be generated by that hashrate over a given period, regardless of the Mining Pool’s actual results during that period. This compensation may be paid in cryptocurrency, U.S. dollar, or another currency. Keel receives payments from Mining Pool operators in Bitcoin (as defined herein) on a daily basis and accumulates the Bitcoin it receives or exchanges it for U.S. dollar through reputable and established cryptocurrency trading platforms.

Terms and definitions

In these financial statements, the terms below have the following definitions:

	Term	Definition
1	BVVE	Blockchain Verification and Validation Equipment (primarily Miners and Mining-related equipment)
2	MW	Megawatt
3	BTC	Bitcoin
4	CAD	Canadian dollars
5	USD	United States dollars

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company also consolidates certain variable interest entities (“VIEs”) for which the Company is the primary beneficiary, generally as a result of having the power to direct the activities that most significantly affect the VIE’s economic performance and holding variable interests that convey to the Company the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs. Subsidiaries that are not considered VIEs are consolidated if the Company owns, directly or indirectly, a controlling interest in the entities. The Company performs an assessment at inception and regularly reevaluates whether the entity is a VIE and whether the Company continues to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements are presented in USD and have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable to interim financial information, which permit the omission of certain information to the extent it has not changed materially since the latest audited annual financial statements.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its unaudited condensed consolidated balance sheet as of March 31, 2026 and its results of operations for the three months ended March 31, 2026 and 2025 and cash flows for the three months ended March 31, 2026, and 2025. The consolidated balance sheet as of December 31, 2025, was derived from 2025 audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and related notes thereto contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 31, 2026 (the “Annual Report”).

Additionally, since there are no differences between net income (loss) and comprehensive income (loss), all references to comprehensive income (loss) have been excluded from the unaudited condensed consolidated financial statements.

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated balance sheets and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ materially from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s unaudited condensed consolidated financial statements include revenue recognition; measurement of digital assets; determination of the useful lives, residual values, depreciation method and recoverability of long-lived assets; impairment analysis of property, plant and equipment; allocating the fair value of purchase consideration to assets acquired and liabilities assumed in business combinations and measurement of financial instruments.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adopted accounting pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides an optional practical expedient when applying the guidance related to the estimate of expected credit losses for current accounts receivable and current contract assets resulting from transactions arising from contracts with customers. The Company adopted ASU 2025-05 effective January 1, 2026 and had elected to apply the practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets. The adoption of ASU 2025-05 did not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”). ASU 2024-04 clarifies the accounting for induced conversions of convertible debt instruments and improves the consistency of accounting for settlements of convertible debt that occur at terms different from those specified in the original contract. The Company adopted ASU 2024-04 effective January 1, 2026. The adoption of the ASU 2024-04 did not have a material impact on the Company’s consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

For recently issued accounting pronouncements not yet adopted, refer to the Company’s audited annual consolidated financial statements in the Annual Report.

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

As a result of the business combination, the pre-existing hosting agreements between the Company and Stronghold were effectively settled. A gain of $945 was recognized on the settlement of the Refundable Hosting Deposits. Refer to Note 15 for more details.

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

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)

NOTE 3: BUSINESS COMBINATION (Continued)

Details of the final purchase price allocation and the fair value of the net assets acquired on March 14, 2025 are as follows:

As of March 14,
2025
Purchase consideration
Cash paid through repayment of debts	44,982
Reimbursement of Stronghold’s acquisition-related costs	6,078
Fair value of shares issued	66,452
Fair value of warrants issued	11,477
Fair value of replacement stock-based compensation	232
Settlement of Refundable Hosting Deposits	15,474
Fair value of consideration transferred	144,695

Net identifiable assets acquired
Cash	2,976
Accounts receivable	1,095
Short-term prepaid deposits	1,732
Other assets (current)	118
Rights to renewable energy credits and waste tax credits	8,989
Inventories	3,269
Property, plant and equipment	152,264
Intangible assets	51
Operating and finance lease right-of-use assets	1,594
Other non-current assets	1,550
Accounts payable and accrued expenses	(23,488)
Current portion of long-term debt	(420)
Current portion of operating and finance lease liabilities	(800)
Long-term debt	(460)
Non-current operating and finance lease liabilities	(756)
Other non-current liabilities	(3,019)
Total net identifiable assets acquired	144,695

Total acquisition-related costs that were not directly attributable to the issuance of shares amounted to $7,081, of which $1,571 were incurred during the first quarter of 2025, and $5,510 were expensed during the year ended December 31, 2024. These amounts were included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

The following table presents the supplemental cash flow information:

Year ended December 31,
2025
Cash outflow, net of cash acquired
Cash consideration	51,060
Less: cash balances acquired	(2,976)
Net cash outflow related to investing activities	48,084

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)

NOTE 4: RIGHTS TO RENEWABLE ENERGY CREDITS (“RECS”) AND WASTE TAX CREDITS (“WTCS”)

	As of March 31,			As of December 31,
	2026			2025
	RECs	WTCs	Total	RECs	WTCs	Total
Balance as of January 1,	6,906	11,572	18,478	—	—	—
Additions related to business combination	—	—	—	3,104	5,885	8,989
Additions during the period	1,077	804	1,881	17,076	5,687	22,763
Less: sale of credits to third parties	(4,307)	(4,291)	(8,598)	(13,274)	—	(13,274)
Balance as of period end	3,676	8,085	11,761	6,906	11,572	18,478
Less: current portion	(3,676)	(7,131)	(10,807)	(6,906)	(11,572)	(18,478)
Non-current portion	—	954	954	—	—	—

NOTE 5: DIGITAL ASSETS

Bitcoin transactions and the corresponding values for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended March 31,
	2026		2025
	Quantity	Value ($)	Quantity	Value ($)
Balance of digital assets including restricted digital assets as of January 1,	2,060	180,285	1,285	120,124
Bitcoin earned*	388	29,426	492	45,332
Bitcoin earned from discontinued operations	78	6,082	201	18,743
Hosting revenue received in Bitcoin	7	200	6	343
Change in Bitcoin earned, not received	—	120	(9)	(812)
Bitcoin exchanged for cash	(64)	(4,373)	(428)	(37,263)
Bitcoin exchanged for goods and services	—	—	(55)	(5,179)
Realized gain (loss) on disposition of digital	—	(1,810)	—	4,977
Change in fair value of digital assets	—	(41,449)	—	(23,033)
Balance of digital assets excluding restricted digital assets as of March 31,	2,469	168,481	1,492	123,232
Less: Restricted digital assets as of March 31,**	—	—	(353)	(29,120)
Balance of digital assets excluding restricted digital assets as of March 31,	2,469	168,481	1,139	94,112

*	Management estimates the fair value of Bitcoin earned on a daily basis as the quantity of cryptocurrency received multiplied by the price quoted on Coinbase Prime on the day it was received. Management considers the prices quoted on Coinbase Prime to be a Level 1 input under ASC 820, Fair Value Measurement.

**	As of March 31, 2025, the restricted digital assets comprises of i) 293 Bitcoin for the Bitcoin payment (“Bitcoin Pledged”) to a third party as a deposit of Miners presented as restricted digital assets. As the Company has the right to redeem the Bitcoin Pledged, the ability of the third party to control the asset is limited, and the Bitcoin Pledged does not meet the definition of a sale; and ii) 60 Bitcoin held by a financial institution in connection with Bitcoin selling contracts.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)

NOTE 6: DERIVATIVE ASSETS AND LIABILITIES

Bitcoin option and selling contracts

The Company purchased Bitcoin option contracts that provide it with the right, but not the obligation, to sell digital assets at a fixed price. The Company also entered into contracts and earned premiums by agreeing to sell Bitcoin if the Bitcoin price reached specific targets.

On March 16, 2026, Reliz Ltd., the operating entity of BlockFills, a Chicago-based cryptocurrency brokerage, trading platform, and liquidity provider, filed voluntary petitions for relief under Chapter 11 restructuring proceedings of the United States Bankruptcy Code. Prior to March 16, 2026, in connection with its Bitcoin option and selling contracts, the Company closed all outstanding contracts with BlockFills. During the three months ended March 31, 2026, the Company recorded a credit loss expense for the $4,218 receivable from BlockFills related to the closed contracts and was recorded in Other Expenses in the unaudited condensed consolidated statements of operations.

Bitcoin redemption options

Starting in November 2024, the Company entered into purchase orders of Miners with a supplier which allows the Company to pay for the Miners in cash, Bitcoin or a combination of both. The right to redeem the Bitcoin (“Bitcoin Redemption Option”) meets the definition of an embedded derivative. As of December 31, 2025, the Company no longer held any Bitcoin Redemption Options.

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

The following table summarizes the derivatives and reconciles the fair value measurement, which are classified within Level 2 of the fair value hierarchy:

	As of March 31,			As of December 31,
	2026			2025
	Capped call transactions	Bitcoin option and selling contracts		Capped call transactions	Bitcoin redemption options	Bitcoin option and selling contracts

	Derivative Assets	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Assets	Derivative Assets	Derivative Liabilities
Balance as of January 1,	5,200	2,287	(2,922)	—	3,418	—	(128)
Initial recognition	—	—	—	69,090	1,072	—	—
Purchases	—	—	4,122	—	—	89,478	64,965
Settlement	—	(5,363)	—	—	—	(73,659)	(99,256)
Remeasurement recognized in statement of operations	(3,440)	3,076	(1,200)	(63,890)	(4,490)	(13,532)	31,497
Balance as of period end	1,760	—	—	5,200	—	2,287	(2,922)

Total derivative assets	—			2,287
Total long-term derivative assets	1,760			5,200
Total derivative liabilities	—			(2,922)

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)

NOTE 6: DERIVATIVE ASSETS AND LIABILITIES (Continued)

The following gain (loss) on derivatives is recognized in the unaudited condensed consolidated statements of operations:

	Three months ended March 31,
	2026	2025
Gain (loss) on Bitcoin options and selling contracts
Unrealized change in fair value of outstanding contracts	(1,553)	(6,338)
Realized gain on settled contracts	3,429	4,789
	1,876	(1,549)
Gain (loss) on Bitcoin redemption options
Unrealized change in fair value	—	(3,180)
Realized gain on settled options	—	1,015
	—	(2,165)
Loss on Capped call transactions
Unrealized change in fair value	(3,440)	—

Loss on derivative assets and liabilities	(1,564)	(3,714)

Refer to Note 15 for more details of derivative instruments.

NOTE 7: RESTRICTED CASH

	As of March 31,	As of December 31,
	2026	2025
Restricted cash as covenant for the Credit Facility	—	57,500
Restricted cash as collateral for the letters of credit	41,075	—
	41,075	57,500

In February 2026, the Credit Facility was fully repaid and the cash balance of $57,500 is no longer restricted. Refer to Note 12 for more details.

In March 2026, the Company issued two letters of credit requiring a total of $41,075 of restricted cash pledged as collateral as of March 31, 2026. Refer to Note 20 for more details.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)

NOTE 8: ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Miners and Mining electrical components

As of March 31, 2026 and December 31, 2025, the Company determined it had surplus Miners and Mining electrical equipment that met the criteria as “assets held for sale” under ASC 360-10-45 as of the respective balance sheet dates. These assets were measured at the lower of their carrying amount and fair value less costs to sell at the time of the classification. These surplus assets are not determined to be discontinued operations as their planned sale did not represent a strategic shift on the Company’s operations and financial results.

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

Assets of disposal group classified as held for sale

In addition to surplus Miners and equipment, the Company classified assets in Paraguay which met the criteria as “assets held for sale” during the year ended December 31, 2025, which have been classified as discontinued operations as detailed in this note. The Paraguay disposal group included the Paso Pe Bitcoin data center which met the “held for sale” criteria during the third quarter of 2025.

The following table provides the components of the assets or disposal groups that either met the criteria of “assets held for sale” as of March 31, 2026 or December 31, 2025.

	As of March 31,	As of December 31,
	2026	2025
Miners	70	166
Mining electrical components	1,134	3,198
Assets of disposal group classified as held for sale:
Other assets	1,431	1,404
Inventories - electronic and networking components	426	426
Property, plant and equipment	4,503	17,168
Long-term deposits and equipment prepayments	1,333	1,145
Refundable deposits - security deposits for energy	5,157	5,157
	14,054	28,664

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)

NOTE 8: ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (Continued)

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

The combined results of the Company’s Argentina and Paraguay operations for the three months ended March 31, 2026 and 2025 are presented below:

	Three months ended March 31,
	2026			2025
	Argentina	Paraguay	Total	Argentina	Paraguay	Total
Revenues*	—	6,082	6,082	6,955	12,014	18,969
Cost of revenues	—	(5,862)	(5,862)	(8,053)	(11,654)	(19,707)
Gross profit (loss)	—	220	220	(1,098)	360	(738)

Operating expenses
General and administrative expenses	(3,848)	(959)	(4,807)	(1,563)	(879)	(2,442)
Gain (loss) on disposition of property, plant and equipment and deposits	324	(5)	319	(196)	—	(196)
Impairment of long-lived assets	(811)	(12,806)	(13,617)	(18,824)	—	(18,824)
Operating (loss)	(4,335)	(13,550)	(17,885)	(21,681)	(519)	(22,200)
Interest income	—	—	—	—	74	74
Interest expense	—	—	—	—	(33)	(33)
Other (expense) income	79	27	106	364	(70)	294
Total other (expense) income	79	27	106	364	(29)	335
Loss before income taxes	(4,256)	(13,523)	(17,779)	(21,317)	(548)	(21,865)

Income tax (expense) recovery	—	—	—	(458)	(82)	(540)
Loss after income tax	(4,256)	(13,523)	(17,779)	(21,775)	(630)	(22,405)

Gain on disposition of Yguazu Bitcoin data center	—	—	—	—	5,225	5,225
Loss from discontinued operations	(4,256)	(13,523)	(17,779)	(21,775)	4,595	(17,180)

*	Revenues are presented based on the geographical contribution of computational power used for hashing calculations (measured by hashrate) or sales to external customers.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)

NOTE 8: ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (Continued)

Discontinued operations (Continued)

The net cash flows incurred by Argentina’s and Paraguay’s operations are, as follows:

	Three months ended March 31,
	2026	2025
Net change in cash related to operating activities	(1,060)	1,189
Net change in cash related to investing activities	1,696	(2,881)
Net change in cash related to financing activities	(15)	(172)
Net change in cash generated by the discontinued operations	621	(1,864)

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

On May 8, 2026, the Company entered into a definitive share purchase agreement for the sale of its wholly-owned Argentina subsidiary, Backbone Hosting Solutions SAU (“Backbone Argentina”). Refer to Note 21 for more details.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)

NOTE 8: ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (Continued)

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

As of March 17
2025

Consideration
Advance received in January 2025 upon signing the LOI	20,000
Cash received upon closing	12,038
Receivable over 6 equal monthly payments following the closing date*	31,000
Other costs assumed by HIVE	222
Total consideration received	63,260
Net assets transferred
Current assets	2,590
Property, plant and equipment	34,006
Intangible asset	309
Long-term deposits and equipment prepayments	18,321
Security deposit for energy	2,809
Total net assets transferred	58,035
Gain on disposal of subsidiary	5,225

*	The $31,000 interest-free receivable was fully collected by the end of the third quarter of 2025.

Sale of the Paso Pe Bitcoin data center

In January 2026, a definitive purchase agreement was signed for the sale of the Paso Pe Bitcoin data center. The sale of the Paso Pe Bitcoin data center was completed on April 21, 2026 for total proceeds of approximately $13,000. Refer to Note 21 for more details.

During the three months ended March 31, 2026, the Company used the most recent agreed upon selling price to estimate the fair value less costs to sell of the Paso Pe Bitcoin data center and recognized a further impairment loss of $12,806. This impairment loss is presented within loss from discontinued operations in the consolidated statements of operations.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)

NOTE 9: PROPERTY, PLANT AND EQUIPMENT, NET

As of March 31, 2026 and December 31, 2025, property, plant and equipment (“PPE”) consisted of the following:

	As of March 31,	As of December 31,
	2026	2025
BVVE	365,512	354,011
Land	51,869	48,119
Buildings	20,026	15,769
Energy Infrastructure	102,143	102,133
Machinery and Equipment	12,116	11,989
Leasehold improvements	14,658	14,538
Vehicles	1,533	1,544
	567,857	548,103
Accumulated Depreciation	(219,253)	(189,770)
Carrying amount	348,604	358,333

Assets not subject to depreciation

As of March 31, 2026, property, plant and equipment that are not yet placed into service amounted to $27,810 (December 31, 2025: $12,169) and land was $51,869 (December 31, 2025: $48,119). These assets are not depreciated. Depreciation begins when assets are ready and available for their intended use; land is not depreciated.

NOTE 10: LONG-TERM DEPOSITS, EQUIPMENT PREPAYMENTS AND OTHER

	As of March 31,	As of December 31,
	2026	2025
Other BVVE and electrical components	17	18
Cash deposits on construction work and materials*	71,994	20,146
Equipment and construction prepayments	72,011	20,164
Insurance prepaids, security deposits for energy and rent	9,370	9,199
Deferred transaction fees - undrawn tranche of the credit facility	—	1,670
	81,381	31,033

*	Deposits for construction work and materials mainly related to the HPC data centers development.

NOTE 11: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	As of March 31,	As of December 31,
	2026	2025
Accounts payable	17,912	16,271
Accrued expenses	27,189	18,703
Government remittances payable	8,808	11,469
	53,909	46,443

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)

NOTE 12: LONG-TERM DEBT

The Company’s long-term debt is as follows:

	As of March 31,	As of December 31,
	2026	2025
Building financing	1,687	1,704
Equipment financing	1,530	1,642
Credit Facility	—	104,857
Unamortized transaction costs - Credit Facility	—	(10,049)
Convertible Notes	591,586	589,565
Unamortized debt discount - Convertible Notes	(17,358)	(18,250)
Total long-term debt, net of transaction cost and debt discount	577,445	669,469
Current portion of long-term debt	(4,242)	(97,022)
Non-current portion of long-term debt	573,203	572,447

Movement in long-term debt is as follows:

	As of March 31,	As of December 31
	2026	2025
Balance as of January 1,	669,469	1,576
Issuance of long-term debt	—	689,306
Addition from business combination	—	880
Repayments	(117,023)	(1,930)
Interest on long-term debt	3,548	7,841
Transaction costs and debt discount	—	(31,447)
Amortization of transaction costs and debt discount	1,622	3,148
Loss on extinguishment of long-term debt	19,858	—
Foreign exchange	(29)	95
Balance as of period end	577,445	669,469

Credit Facility

In April 2025, the Company signed a credit facility for up to $300,000 (the “Credit Facility”) with Macquarie.

An initial $50,000 was drawn (the “Initial Tranche”), bearing interest at 8% per annum, with monthly payments and a term of two years. Interest for the first three months was paid in kind and added to the loan. The payments shall be solely interest until the Initial Tranche maturity date, April 1, 2027, at which time the principal debt of $50,000 and interest paid in kind will be payable in full. In connection with the Initial Tranche, Macquarie received 5,330,946 equity warrants convertible for common shares of the Company with an initial fair value of $2,900. Refer to Note 13 for more details. The $50,000 proceeds from the Initial Tranche were allocated to the equity warrants and debt based on relative fair value. Therefore, a discount on debt of $2,711 is deducted from the carrying amount of the debt and is amortized over the term of the Initial Tranche.

An additional $250,000 (“Second Tranche”) was made available to the Company as it achieves specific development milestones at the Panther Creek, Pennsylvania, United States location.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)

NOTE 12: LONG-TERM DEBT (Continued)

Credit Facility (Continued)

In October 2025, the Company converted the entirety of the loan into a $300,000 project debt facility for the development of the Panther Creek property and secured at the project level with a parent company guarantee, with the Initial Tranche rolled into the project debt facility. The Company drew an additional $50,000 from the converted facility, for a total of $100,000 drawn and issued an additional 2,197,127 equity warrants convertible for common shares of the Company with an initial fair value of $7,093. Refer to Note 13 for more details. The $50,000 proceeds from the Second Tranche were allocated to the equity warrants and debt based on relative fair values. Therefore, a discount on debt of $5,899 is deducted from the carrying amount of the debt and is amortized over the term of the Second tranche.

In February 2026, the Credit Facility was fully repaid for a total of $116,855, including interest, principal and additional base return fees and the cash balance of $57,500 is no longer restricted. The Company recorded a total $21,596 loss related to the termination of the Credit Facility, which included $19,858 from the extinguishment itself and $1,738 in transaction costs recorded in long-term deposits and other related fees. These amounts are presented within Loss on extinguishment of long-term debt in the unaudited condensed consolidated statement of operations.

Convertible Senior Notes

In October 2025, the Company issued $588,000 aggregate principal amount of convertible senior notes (the “Convertible Notes”), which included the full exercise of the purchasers’ option to purchase up to an additional $88,000 principal amount of Convertible Notes. The Convertible Notes are unsecured, bear interest at 1.375% per annum, payable semi-annually and mature on January 15, 2031, unless earlier converted, redeemed or repurchased. The Company purchased capped calls to reduce the potential dilution to its common stock (or reduce the Company’s cash payment obligation if the Convertible Notes are settled in cash) if the trading price of the Company’s common stock price exceeds the conversion price of the Convertible Notes at the time of conversion. The capped calls are a legally separate derivative instrument which is accounted for separately from the Convertible Notes. Refer to Notes 6 and 15 for more details.

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

Upon conversion, the Company may settle the obligation in cash, common shares, or a combination of both, at its discretion. The initial conversion rate is 145.6876 common shares per $1 principal amount, which is equivalent to an initial conversion price of approximately $6.86 per share, representing a 30% premium over the $5.28 reference price. The $5.28 reference price is the last reported sale price of the Company’s common shares on Nasdaq on October 16, 2025. The conversion rate is subject to customary anti-dilution adjustments and, in certain circumstances, may be increased for conversions in connection with a make-whole fundamental change or following a notice of redemption.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)

NOTE 12: LONG-TERM DEBT (Continued)

Convertible Senior Notes (Continued)

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

As of March 31, 2026, none of the conditions permitting the holders of the Convertible Notes to convert their notes early or to require the Company to repurchase the Convertible Notes for cash have been met. Accordingly, the Convertible Notes are classified as long-term debt.

NOTE 13: STOCKHOLDERS’ EQUITY

Common shares

Bitfarms’ authorized share capital consists of an unlimited number of common shares without par value and are fully paid. Each share entitles the holder to one vote per share and to receive equally any dividends declared by the Company and the remaining property and assets of the Company in the event Keel undergoes a liquidation, dissolution or winding up. As a result of the U.S. Redomiciliation Transaction, on April 1, 2026, the Company’s authorized share capital became the authorized share capital of Keel, which consists of 1,500,000,000 shares of Common Stock, with a par value of $0.001 per share, and 120,000,000 shares of Class A Preferred Stock, with a par value of $0.001 per share.

The following table details the movement in number of common shares:

	Three months ended March 31,
	2026	2025
Outstanding, January 1,	601,579,999	479,332,885
Issuance through at-the market equity offering program	—	14,444,643
Issuance through business combination	—	59,866,609
Exercise of Options	338,863	—
Settlement of restricted share units	932,275	—
Outstanding, March 31,	602,851,137	553,644,137

Corporate Share Buyback Program

On July 22, 2025, the Company announced that the TSX had approved a normal course issuer bid (“NCIB”), under which the Company may repurchase up to 49,943,031 of its common shares, representing approximately 10% of the Company’s public float as of July 14, 2025. Purchases under the NCIB commenced on July 28, 2025. All common shares purchased on the TSX or Nasdaq under the NCIB were cancelled. Following the U.S. Redomiciliation Transaction, Keel is continuing the NCIB under the same terms.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)

NOTE 13: STOCKHOLDERS’ EQUITY (Continued)

Equity warrants

Details of the outstanding number of Warrants are as follows:

	Three months ended March 31,
	2026		2025
	Number of Warrants	Weighted Average Exercise Price (USD)	Number of Warrants	Weighted Average Exercise Price (USD)
Outstanding, January 1,	13,907,295	1.97	10,841,482	1.17
Granted	—	—	12,893,650	1.30
Outstanding, March 31,	13,907,295	1.97	23,735,132	1.24

The weighted average contractual life of the warrants as of March 31, 2026, was 2.1 years (December 31, 2025: 2.2 years).

On March 14, 2025, the Company issued 12,893,650 warrants at an average exercise price of $1.30 as part of the consideration paid to acquire Stronghold. The total value was $11,477 using the Black-Scholes valuation model. Refer to Note 3 for more details. The warrants are convertible into a fixed number of common shares of the Company, which are classified as equity instruments.

The Company evaluates its warrants to determine whether they are within the scope of ASC 480-10 or ASC 815-40. The Company concluded that the warrants are not within the scope of ASC 480-10 and meet the criteria for equity classification under ASC 815-40 as they are indexed to the Company’s own stock and are exercisable for a fixed number of common shares. The warrants are settled on a gross physical basis, and the Company is not required to net cash settle the instruments under any circumstances. Accordingly, the warrants are classified in equity and are not subsequently remeasured.

In April 2025, in connection with the Credit Facility, the Company granted Macquarie 5,330,946 warrants (the “2025 Warrants”) with an exercise price of $1.17. The holder has the right to exercise the warrants before 2030 to subscribe for and purchase common shares from the Company. These warrants are classified as equity instruments.

In October 2025, in connection with the Credit Facility with Macquarie (see Note 12 for more details), the Company granted Macquarie 2,197,127 warrants with a strike price of $5.69 and a term of 5 years. The holder has the right to exercise the warrants before 2030 to subscribe for and purchase common shares from the Company. These warrants are classified as equity instruments.

The Black-Scholes option-pricing model utilized the following weighted-average inputs to determine the fair values of the warrants granted during the year ended December 31, 2025:

Dividend yield (%)	—%
Expected share price volatility (%)*	98%
Risk-free interest rate (%)	4.03%
Expected life of warrants (years)	5.60
Share price (USD)	$1.41
Exercise price (USD)	$1.74
Fair value of warrants (USD)	$1.05
Number of warrants issued	20,421,723

*	Expected share price volatility is estimated based on a combination of the Company’s stock price and Bitcoin price data.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)

NOTE 14: STOCK-BASED COMPENSATION

Stock-based compensation expense is recognized within general and administrative expenses in the unaudited condensed consolidated statements of operations. The stock-based compensation expense related to Stock Options (“Options”), Restricted Share Units (“RSUs”), and Performance Share Units (“PSUs”) for employees, directors, consultants and former employees and share awards for a former executive of Stronghold were as follows:

	Three months ended March 31,
	2026	2025
Options	1,614	2,063
RSUs	591	1,905
PSUs	501	—
Share awards	—	158
	2,706	4,126

Long-Term Incentive Plan (“2025 LTIP”)

The 2025 LTIP Plan was adopted in July 2025 and provides the Company the ability to grant various share-based compensation such as, but not limited to, Options, RSUs and PSUs. The 2025 LTIP is a 10% rolling plan, permitting the issuance of up to 10% of the Company’s outstanding shares in respect of the awards granted. In April 2026, the 2025 LTIP was amended to eliminate the rolling plan feature and fix the number of shares available for issuance under the 2025 LTIP as of the date of such amendment.

Options

Under 2025 LTIP

During the three months ended March 31, 2026, the Board approved Options grants to purchase 1,440,000 common shares in accordance with the 2025 LTIP (for March 31, 2025: nil common shares). All Options issued according to the 2025 LTIP become exercisable when they vest and can be exercised for a maximum period of 5 years from the date of the grant.

Under 2021 LTIP

During the three months ended March 31, 2025, the Board approved Options grants to purchase 540,302 common shares in accordance with the 2021 Long-Term Incentive Plan (the “2021 LTIP “) adopted on May 18, 2021. All Options issued according to the 2021 LTIP become exercisable when they vest and can be exercised for a maximum period of 5 years from the date of the grant. As part of the options granted during the three months ended March 31, 2025, the Company granted 302 Options to certain employees of Stronghold as part of the business combination described in Note 3.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)

NOTE 14: STOCK-BASED COMPENSATION (Continued)

Options (Continued)

Details of the outstanding Options are as follows:

	Three months ended March 31,
	2026		2025
	Number of Options	Weighted Average Exercise Price ($CAD)	Number of Options	Weighted Average Exercise Price ($CAD)
Outstanding, January 1,	16,696,665	2.67	26,865,764	2.64
Granted	1,440,000	3.71	540,302	2.27
Exercised	(338,863)	1.83	—	—
Forfeited	(28,125)	2.00	(57,500)	3.10
Expired	(86,200)	3.17	(12,500)	3.03
Outstanding, March 31,	17,683,477	2.77	27,336,066	2.63
Exercisable, March 31,	6,624,689	1.92	2,113,900	0.54

The weighted-average inputs used to value the Options grants using the Black-Scholes model are as follows:

	Three months ended March 31,
	2026	2025
Dividend yield (%)	—	—
Expected share price volatility (%)*	75%	80%
Risk-free interest rate (%)	3.66%	4.46%
Expected life of Options (years)	3.0 years	3.0 years

*	Expected share price volatility is estimated based on a combination of the Company’s stock price and Bitcoin price data.

RSUs

Details of the RSUs are as follows:

	Three months ended March 31,
	2026		2025
	Number of RSUs	Weighted Average Grant Price ($CAD)	Number of RSUs	Weighted Average Grant Price ($CAD)
Outstanding, January 1,	4,847,575	1.56	897,666	3.61
Granted	—	—	1,890,000	1.59
Settled	(932,275)	1.11	—	—
Forfeited	(27,688)	1.11	—	—
Outstanding, March 31,	3,887,612	1.67	2,787,666	2.24

Under the 2025 LTIP

During the three months ended March 31, 2026, no RSUs were granted.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)

NOTE 14: STOCK-BASED COMPENSATION (Continued)

RSUs (Continued)

Under the 2021 LTIP

During the three months ended March 31, 2025, the Board approved the grant of 1,890,000 RSUs to certain employees and executive Management of Stronghold as part of the business combination described in Note 3. 1,631,700 RSUs were fully vested upon grant and 258,300 RSUs vest approximately 17% every 3 months. The fair value of the RSUs is based on the Company’s share price at the date of grant.

PSUs

Details of the PSUs are as follows:

	Three months ended March 31,
	2026
	Number of PSUs	Weighted Average Grant Price ($CAD)
Outstanding, January 1,	3,508,275	1.41
Outstanding, March 31,	3,508,275	1.41

PSUs vest in a single tranche at the end of the performance cycle, contingent upon the attainment of certain corporate objectives. Upon vesting, each PSU converts into one common share of the Company, subject to a multiplier based on the level of achievement. The actual number of shares awarded may be 0%, 50%, 100% or 200% of the target award.

Share awards

During the three months ended March 31, 2025, following the Stronghold transaction, the Company entered into a stock award agreement as well as a consulting agreement with a former executive of Stronghold and granted 1,543,320 share awards with a grant-date fair value of $1.11 per award. The share awards fully vested in September 2025, subject to continued provision of services through this date. Notwithstanding the foregoing, the share awards can be accelerated and fully vested if certain conditions are met. In April 2025, the conditions were met and the share awards were settled.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)

NOTE 15: FINANCIAL INSTRUMENTS

a. Measurement categories and fair value

The following table presents the fair values of the Company’s financial instruments and their level within the fair value hierarchy:

		As of March 31,	As of December 31,
Measurement		2026	2025

Financial assets at amortized cost
Cash	Level 1	357,277	573,462
Restricted cash	Level 1	41,075	57,500
Accounts receivable, net	Level 2	5,357	5,471
Other receivables	Level 2	131	1,405
Security deposits for energy	Level 2	5,157	5,157
Other refundable deposits	Level 3	350	350
Financial assets at fair value through profit and loss
Derivative assets	Level 2	1,760	7,487
Total fair value of financial assets		411,107	650,832

Financial liabilities at amortized cost
Accounts payable and accrued expenses	Level 2	45,101	34,974
Long-term debt*	Level 2	594,775	699,657

Financial liabilities at fair value through profit and loss
Derivative liabilities	Level 2	—	2,922
Total fair value of financial liabilities		639,876	737,553

Net fair value		(228,769)	(86,721)

*	The Credit Facility and the Convertible Notes are recognized at amortized cost using the effective interest rate method. As of December 31, 2025, their carrying amounts amounted to $94,808 and $571,315, respectively, whereas their fair values, which are based on discounted cash flows using a current borrowing rate, amounted to $106,060 and $590,252, respectively. As of March 31, 2026, the carrying amount and the fair value of the Convertible Notes amounted to $574,228 and $591,559, respectively.

There were no transfers between Level 1, 2 or 3 of the fair value hierarchy three months ended March 31, 2026 and 2025.

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

The carrying amounts of cash, restricted cash, accounts receivable, net, other receivables, security deposits for energy, other refundable deposits, and accounts payable and accrued expenses presented in the table above are a reasonable approximation of their fair value due to their short-term maturity or they are valued using the income approach valuation technique.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)

NOTE 15: FINANCIAL INSTRUMENTS (Continued)

a. Measurement categories and fair value (Continued)

Derivative assets and liabilities

The fair value of derivatives is categorized as Level 2 as applicable, in the fair value hierarchy and is presented under derivative assets and liabilities in the unaudited condensed consolidated balance sheets when there is an outstanding contract at period end. The derivatives are measured at fair values on a recurring basis. Refer to Note 6 for more details.

i. Bitcoin option and selling contracts (derivatives)

Fair value of derivative financial instruments generally reflects the estimated amounts that the Company would receive or pay, taking into consideration the counterparty credit risk or the Company’s credit risk at each reporting date. The Company uses market data such as Bitcoin option futures to estimate the fair value of option contracts at each reporting date. Refer to Note 6 for more details.

Bitcoin Redemption Options (embedded derivatives)

The purchase order agreements explained in Note 6 provide the Company with the option to redeem the Bitcoin Pledged at a market price determined when the Bitcoin was first pledged (“Agreed Bitcoin Price”).

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

At each reporting date, the fair value is determined by multiplying the number of redeemable Bitcoin pledged by the present value of the difference between the Agreed Bitcoin Price and the simulated spot price of Bitcoin while considering the likelihood of exercising the quarterly installments. Change in fair value is recognized in Other expenses.

ii. Capped call transactions (derivatives assets)

In October 2025, the Company entered into capped call transactions in connection with the issuance of Convertible Notes. The fair value of the capped call transactions is determined using an option pricing model that incorporates observable market inputs, including the Company’s share price, expected volatility, risk-free interest rate, expected term and contractual terms of the instruments. As the valuation primarily incorporates observable inputs, the fair value measurement is classified within Level 2 of the fair value hierarchy. The most significant input in the model is the Company’s share price and expected volatility. Due to the decline in the share price, there was a loss of $3,440 during three months ended March 31, 2026 presented within (loss) gain from derivative assets and liabilities in the unaudited condensed consolidated statement of operations.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)

NOTE 16: LOSS PER SHARE

The following table presents the computation of basic and diluted loss per share from continuing operations:

	Three months ended March 31,
	2026	2025
From continuing operations:
Numerator:
Loss from continuing operations	(127,574)	(38,373)
Effect of Convertible Notes	—	—
Numerator for diluted loss per share	(127,574)	(38,373)

Denominator:
Denominator for basic loss per share - weighted average shares outstanding	602,578,453	500,163,441
Dilutive impact of Convertible Notes	—	—
Denominator for diluted loss per share - weighted average shares outstanding	602,578,453	500,163,441

Loss from continuing operations per common share attributable to common shareholders:
Basic	(0.21)	(0.08)
Diluted	(0.21)	(0.08)

The following table presents the computation of basic and diluted loss per share from discontinued operations:

	Three months ended March 31,
	2026	2025
From discontinued operations
Numerator:
Loss from discontinued operations	(17,779)	(17,180)
Effect of Convertible Notes	—	—
Numerator for diluted loss per share	(17,779)	(17,180)

Denominator:
Denominator for basic loss per share - weighted average shares outstanding	602,578,453	500,163,441
Dilutive impact of Convertible Notes	—	—
Denominator for diluted loss per share - weighted average shares outstanding	602,578,453	500,163,441

Loss from discontinued operations per common share attributable to common shareholders:
Basic	(0.03)	(0.03)
Diluted	(0.03)	(0.03)

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)

NOTE 16: LOSS PER SHARE (Continued)

Earnings per share

For the three months ended March 31, 2026 and 2025 potentially dilutive securities were excluded from the calculation of diluted loss per share due to their anti-dilutive effect.

The following table presents additional potentially dilutive securities that were excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive:

	Three months ended March 31,
	2026	2025
Options	3,866,972	1,703,868
Warrants	5,825,069	1,381,644
RSUs	4,064,399	1,772,666
PSUs	3,508,275	—
Convertible note shares	85,664,309	—
	102,929,024	4,858,178

NOTE 17: SEGMENT AND GEOGRAPHICAL INFORMATION

Reportable segment

The Company has aggregated all of its Cryptocurrency Mining operating segments into a single operating segment, which is the Company’s only reportable segment, Cryptocurrency Mining. The Chief Operating Decision Maker (“CODM”) manages segment performance and resource allocation based upon net income (loss). The CODM uses consolidated net income (loss) to evaluate the overall financial performance of the Company, to compare actual results against internal budgets and forecasts and to inform capital allocation decisions, including the prioritization of investments across the Company’s Bitcoin Mining Operations. The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total consolidated assets. Significant expenses reviewed by the CODM include those that are presented in the unaudited condensed consolidated statements of operations and the more detailed component disclosed in Note 18.

Revenues

Revenues by country are as follows:

	Three months ended March 31,
	2026	2025
North America
United States	19,376	18,529
Canada	17,616	29,122
Total	36,992	47,651

Revenues are presented based on the geographical contribution of computational power used for hashing calculations (measured by hashrate) or sales to external customers.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)

NOTE 17: SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

Property, Plant and Equipment and other non-current assets

The carrying amount of property, plant and equipment and other non-current assets (excluding financial assets, intangible assets and deferred tax assets) by country is as follows:

	As of March 31,			As of December 31,
	2026			2025
	PPE	Other	Total non-current assets	PPE	Other	Total non-current assets
North America
United States	290,213	76,436	366,649	292,196	26,865	319,061
Canada	58,391	17,611	76,002	66,125	17,362	83,487
Total	348,604	94,047	442,651	358,321	44,227	402,548

NOTE 18: ADDITIONAL DETAILS TO THE STATEMENTS OF OPERATIONS

Disaggregated revenues

	Three months ended March 31,
	2026	2025
Cryptocurrency Mining	29,893	45,894
Cryptocurrency Hosting	691	343
Electrical services	537	1,094
Energy sales	5,871	320
	36,992	47,651

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)

NOTE 18: ADDITIONAL DETAILS TO THE STATEMENTS OF OPERATIONS (Continued)

Cost of revenues

	Three months ended March 31,
	2026	2025
Energy expenses	(21,114)	(16,000)
Depreciation and amortization	(27,694)	(18,448)
Hosting expenses	—	(7,735)
Infrastructure expenses	(13,942)	(4,315)
Electrical components and salaries	(547)	(877)
	(63,297)	(47,375)

Inventories

During the three months ended March 31, 2026, the cost of electrical component inventory and waste, limestone and fuel oil recognized as an expense and included in cost of revenues was $11,206 (three months ended March 31, 2025: $678).

Energy costs are net of RECs and WTCs

During the three months ended March 31, 2026, RECs amounted to $1,077, and the WTCs amounted to $804, (three months ended March 31, 2025: RECs and WTCs amounted to nil), all of which offset energy expenses in the cost of revenues.

General and administrative expenses

	Three months ended March 31,
	2026	2025
Salaries and wages	(8,693)	(5,397)
Stock-based compensation	(2,706)	(4,126)
Professional services	(12,096)	(5,339)
Insurance, duties and other	(2,026)	(2,135)
Travel, motor vehicle and meals	(526)	(332)
Telecom hosting and telecommunications	(104)	(174)
Advertising and promotion	(686)	(115)
	(26,837)	(17,618)

Other expenses

	Three months ended March 31,
	2026	2025
Credit loss expense on derivatives receivable	(4,218)	—
Amortization of transaction costs and debt discount	(1,622)	—
Loss on exchange rates	(150)	(68)
Other financial expenses	(162)	(145)
	(6,152)	(213)

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)

NOTE 19: ADDITIONAL DETAILS TO THE STATEMENTS OF CASH FLOW

	Three months ended March 31,
	2026	2025

Changes in non-cash working capital components:
(Increase) decrease in accounts receivable, net	(3,382)	702
(Increase) decrease in other current assets	(111)	3,608
Increase in inventories	(1,734)	(429)
(Increase) Decrease in deposits	(271)	11,234
Decrease in assets held for sale	(261)	—
(Decrease) increase in accounts payable and accrued expenses	(2,652)	12,719
(Decrease) increase in operating lease liabilities	(490)	743
Decrease in taxes payable	(4)	(188)
(Decrease) increase in other non-current liabilities	(145)	139
	(9,050)	28,528

Significant non-cash transactions:
Issuance of common shares, warrants and RSUs in connection with the acquisition of Stronghold	—	78,161
Equipment prepayments realized as additions to PPE	100	40,357
Addition of ROU assets and related lease liabilities	—	134
Purchase of PPE financed by short-term credit	9,474	2,416
Computational power revenue and its related service expense	467	788

Depreciation and amortization*
Property, plant and equipment, net	27,498	27,928
Finance lease right-of-use assets	112	254
Intangible assets, net	84	182
	27,694	28,364

*	Depreciation and amortization expenses are part of the non-cash adjustments in the cash flow statement, and these amounts also include figures from discontinued operations. See Note 8 for more details.

The following table provides a reconciliation of cash and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

	Three months ended March 31,
	2026	2025
Cash	357,277	38,546
Restricted cash	41,075	—
Total cash and restricted cash	398,352	38,546

As of March 31, 2026, restricted cash represents letters of credit contractually required by an electric service arrangement. Refer to Note 20 for more details.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)

NOTE 20: COMMITMENTS AND CONTINGENCIES

Contingent Liability

As the Company continues to periodically import products into the United States, it is subject to review by the CBP regarding the classification and origin of such imports. Refer to Note 25 of the consolidated financial statements in the Annual Report for more details regarding the Company’s Miners imported in 2021. There were no Miners imported into the United States in 2022, 2023 or during the three months ended March 31, 2026; and for 2024 and 2025, the Company has not received any assessment or communication of a potential assessment.

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

In March 2026, the U.S. Supreme Court IEEPA Tariff Ruling determined that certain tariffs previously imposed under the International Emergency Economic Powers Act were not lawful. Based on currently available guidance, the tariff rate for imports of Chinese origin is expected to be approximately 27.6%. However, the timing, scope, and implementation of such changes remain subject to regulatory interpretation and potential further governmental action.

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

Letters of Credit

In March 2026, the Company entered into an agreement with a utility provider to supply high-voltage electricity to a large-scale, energy-intensive facility to its Panther Creek property in Pennsylvania, United States. The utility provider is responsible for providing electrical power and, if necessary, designing and constructing essential infrastructure such as transmission links and substations. As part of the arrangement, the Company issued a letter of credit in the amount of $40,000 to the utility provider, which is secured by an amount of $40,200 of restricted cash pledged as collateral as of March 31, 2026. In addition, the Company is required to provide a letter of credit in the amount of $60,800 by January 31, 2027, contingent upon the utility provider’s completion of specified transmission infrastructure upgrades.

The Company entered into an agreement for the sale and delivery of electricity to its Sharon property in Pennsylvania, United States, over a four-year term. As part of the arrangement, the Company issued a letter of credit in the amount of $875 to the utility provider, which is secured by an equivalent amount of restricted cash pledged as collateral as of March 31, 2026.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)

NOTE 20: COMMITMENTS AND CONTINGENCIES (Continued)

Lawsuits

Class Action Lawsuit

On May 9, 2025, and as amended on October 21, 2025, a purported shareholder filed a putative class action complaint in the United States District Court for the Eastern District of New York, in a case now titled In re: Bitfarms Securities Litigation, case no 1:25-cv-02630. Co-Lead Plaintiffs Zhao Jun, Gong Lanfang, Michael Pearl, Kazim Khan, and Michael Lawarre sued Bitfarms Ltd., Benjamin Gagnon, Jeffrey Lucas and Geoffrey Morphy alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder. The lawsuit alleges that the Company, its current CEO, its former CFO and its former CEO made materially false and/or misleading statements regarding the Company’s business, operations and internal controls over financial reporting. The Plaintiff seeks class certification, unspecified damages plus interest and attorney and expert witness fees and other costs on behalf of a purported class consisting of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired Company common stock from March 21, 2023 and December 9, 2024. The lawsuit was filed by Pomerantz Law Firm. The Company cannot predict the duration or outcome of this lawsuit at this time. As a result, the Company is unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this lawsuit and no provision was recognized as of March 31, 2026. The Company intends to vigorously defend itself in this matter.

Commitments

The Company is committed to purchase the following property, plant and equipment as of March 31, 2026:

	2026	2027
HPC data center projects	121,384	48,864

Commitment for HPC Data Center Projects

As of March 31, 2026, the Company has entered into agreements with suppliers for the purchase and construction of property, plant and equipment related to its HPC infrastructure projects. These agreements encompass a range of services, including but not limited to engineering, project management support, procurement and manufacturing, site management, and factory acceptance testing. The aggregate future payment commitments under these arrangements amount to approximately $121,384 in 2026 and $48,864 in 2027. These commitments are primarily related to the expansion of the Company’s HPC infrastructure across its operating sites in the United States and Canada.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)

NOTE 21: SUBSEQUENT EVENTS

Redomiciliation

On April 1, 2026, the Company completed the U.S. Redomiciliation Transaction from Canada to the United States pursuant to a statutory plan of arrangement (the “Arrangement”). Upon completion of the U.S. Redomiciliation Transaction, the ultimate parent company of Bitfarms is a new corporation formed under the laws of the State of Delaware that is operating under the name Keel Infrastructure Corp. (“Keel”). To effect the U.S. Redomiciliation Transaction, each outstanding common share of Bitfarms was exchanged for one share of common stock of Keel, pursuant to the Arrangement. Following completion of the U.S. Redomiciliation Transaction, Bitfarms became an indirect wholly owned subsidiary of Keel, which together with Bitfarms and its other subsidiaries will carry on the business previously conducted by Bitfarms and its subsidiaries.

Sale of Paso Pe Bitcoin data center

On April 21, 2026, the Company completed the sale of Paso Pe Bitcoin data center pursuant to a January 2026 definitive share purchase agreement. The transaction involved the sale of the Company’s 100% ownership stake in the Company’s subsidiary, D&N Ingeniería S.A. The total agreed purchase price was approximately $13,000, which was fully received as of April 21, 2026.

Purchase Commitment for HPC Data Center Projects

On May 3 2026, the Company entered into a purchase commitment totaling $32,640 to be paid over an estimated 14-month period, contingent upon the achievement of specified milestones. The commitment supports the development and expansion of a fully integrated 18 MW hybrid-built data center in Washington State, United States. The provider is responsible for a comprehensive scope of services, including the procurement, manufacturing, installation, commissioning, and startup of generators and related equipment.

Sale of Argentina Subsidiary

On May 8, 2026, the Company entered into a definitive share purchase agreement for the sale of Backbone Argentina.

The agreement includes the transfer of all assets and liabilities of Backbone Argentina, which previously operated the Company’s Bitcoin mining data center in Rio Cuarto, Argentina. The total cash consideration to be received at closing is $400. Closing remains subject to the satisfaction of conditions precedent and is expected during the second quarter of 2026.

As of March 31, 2026, Backbone Argentina asset group subject to the proposed sale agreement had a carrying value of $1,671 in total assets (excluding cash) and $2,006 in total liabilities recorded on the Company’s consolidated balance sheet. The impact of this transaction will be determined and recognized in the Company’s consolidated financial statements for the quarter ending June 30, 2026.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

I. OVERVIEW

1. Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) for Keel Infrastructure Corp. (together with its subsidiaries, “we”, “our”, the “Company” or “Keel”) should be read in conjunction with our unaudited condensed consolidated financial statements and its accompanying notes for the three months ended March 31, 2026 (the “Q1 2026 Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q (referred to herein as this “Quarterly Report”) and with our audited annual consolidated financial statements and its accompanying notes for the year ended December 31, 2025 (the “2025 Annual Financial Statements”) included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual business, financial condition, and results of operations could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under “Item 1A. Risk Factors” of Part II. See also “Cautionary Statement Regarding Forward-Looking Statements.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Our Financial Statements and this MD&A are reported in thousands of U.S. dollars and U.S. dollars, respectively, except where otherwise noted.

In this MD&A, the following terms shall have the following definitions:

Term	Definition
Q1 2026	Three months ended March 31, 2026
Q1 2025	Three months ended March 31, 2025

2. Company Overview

We are a North American digital and energy infrastructure company that develops data centers and energy infrastructure to lease for HPC and AI workloads. We have a portfolio of Infrastructure Assets, which represents a 2.2 GW power capacity pipeline, that includes owned and operated power generation facilities with collocated Bitcoin Mining data centers, established grid interconnections within the wholesale electricity market administered by PJM Interconnection in Pennsylvania, and approximately 100% renewable hydroelectric energy provided by Hydro-Québec in Québec, Canada and by Grant County Public Utility District in Washington State, United States. We are developing our Infrastructure Assets to enable HPC data center operations, with the intention of leasing capacity to hyperscalers, cloud service providers, AI companies, and enterprises under long-term contracts, and expect to continue such development in the coming years.

We maintain our legacy Bitcoin Mining operations to maximize the value of those assets. These Bitcoin Mining operations primarily comprise selling computational power that performs hashing calculations for the purpose of cryptocurrency mining in the United States, Canada and Paraguay, with operations in Paraguay concluding following the sale of our final site there on April 21, 2026. Refer to Note 8 and 21 of the Q1 2026 Financial Statements for disclosures related to discontinued operations in Paraguay and Argentina.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

I. OVERVIEW (Continued)

3. Factors Affecting our Performance

Ability to Secure Low-Cost Electricity

HPC and Bitcoin Mining data centers consume large amounts of energy, primarily as a result of the computation and cooling aspects of our operations. Additional energy can represent a significant portion of total operating expenses for energy-intensive compute operations like HPC and Bitcoin Mining. Given the recent and potential future growth in energy demand, largely due to global data center development and broader electrification initiatives, we believe that access to reliable, low-cost energy will become increasingly important for both HPC data centers and Bitcoin Mining operations.

Certain governments and regulators are increasingly focused on the energy and environmental impact of data centers used for HPC and Bitcoin Mining. This has led, and could lead, to new governmental measures regulating, restricting or prohibiting the use of electricity for Bitcoin Mining and HPC, or could result in increased power costs for these types of operations.

We currently maintain a portfolio of competitively priced electrical power. However, there is no guarantee that we will be able to negotiate additional power agreements on similar terms, or at all. The price we pay for electricity depends on numerous factors including sources of generation, regulatory environment, electricity market structure, commodity prices, transmission cost allocation, instantaneous supply/demand balances, counterparty consumption and procurement methods. These factors may be subject to change over time and result in increased power costs. In addition, developments in the United States, including actions by the current U.S. administration, signal a policy shift away from supporting renewable energy which could result in fewer such projects being constructed and lead to increases in electricity prices as demand increases. There have also been legislative proposals and other legal developments targeting renewable energy and large electrical loads in certain states. Any reductions or modifications to, or the elimination of laws, programs or incentives that provide electricity to Bitcoin Mining or HPC operations, support renewable energy, or result in the implementation of more arduous requirements for renewable energy projects, could potentially limit the availability of, and increase the costs we incur for, electricity in the United States and Canada.

Competitive Environment

We expect increasing global adoption of HPC and AI use cases as existing industries incorporate AI and other compute-intensive processes and as new industries emerge. We anticipate that the use of AI will expand to a broader set of enterprises that will utilize AI to drive internal efficiencies and implement AI into their products and services. As more non-AI-native organizations across a broader spectrum of industries run training and inference workloads on their own proprietary models, and as new industries with additional HPC and AI workload demands emerge, we believe we will be well-positioned to capture those workloads at our facilities given our utility relationships and power procurement capabilities, our behind-the meter power generation experience, and our experience with grid-management and flexible load operations, among other factors. Successful acquisitions of new customers will depend on our ability to provide sufficient, cost-competitive high-uptime supply for HPC and AI compute demands, demand from end-users of AI-enabled products and services, demand from end-users for HPC workloads, our overall pricing relative to competition, and the location and efficiency of our HPC data centers. If AI and other compute-intensive use cases are not broadly adopted by enterprises to the extent we expect, or if new use cases do not emerge, our market opportunity may be smaller than we expect.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

I. OVERVIEW (Continued)

3. Factors Affecting our Performance (Continued)

Competitive Environment (Continued)

We compete with a variety of Bitcoin Mining companies globally, including individual hobbyists, Mining Pools and public and private companies. We also compete with HPC data center operators, which include large and well-funded companies. We believe that, even if the price of Bitcoin decreases, the Bitcoin Mining market will continue to draw new Mining companies, potentially increasing the scale and sophistication of competition in the Bitcoin Mining industry, which could result in an increase to the global hashrate, leading to a reduction in the percentage share of the fixed Bitcoin network rewards that Bitcoin Mining companies, including Keel, would earn. We believe that the digital infrastructure sector will continue to draw companies with significant resources to dedicate to growing their HPC data center business as well as expertise in the industry, which could make it more difficult for us to be competitive, including in attracting and retaining customers.

Expansion into HPC Data Center Development and Operations

A key factor affecting our performance is our ability to expand into HPC data center development and operation. We are leveraging our existing development and operational expertise to develop HPC data centers that support specialized workloads for enterprise and hyperscale customers and other next-generation, energy-intensive use cases. Success in this area depends on various factors, including our ability to secure and retain customers, manage capital efficiently, develop future sites, and compete effectively in emerging technology markets. While this expansion may increase operating and capital costs and expose us to execution and market risks, management believes our experience in power origination, development, and management in large-scale digital infrastructure development position us to capture long-term growth opportunities in the evolving data center landscape.

Market Value of Bitcoin

We primarily derive our revenues from Bitcoin Mining. We earn Bitcoin in exchange for computational power used for hashing calculations that we sell to Mining Pool operators. We currently liquidate Bitcoin earned into fiat currencies such as U.S. dollars or Canadian dollars as needed. Because the compensation received for computational power used for hashing calculations is paid in Bitcoin, our operating and financial results are tied to fluctuations in the value of Bitcoin. In addition, positive or negative changes in the global hashrate impact Mining difficulty and therefore the quantity of Bitcoin earned from our computational power used for hashing calculations, and as a result, materially affect our revenue and margins.

In a declining Bitcoin price environment, the Bitcoin Mining protocol may provide natural downside protection for low-cost Bitcoin Miners through an adjustment to the number of Bitcoin Mined. For example, when the Bitcoin price falls, the ability for higher cost Mining companies to pay their operating costs may be impacted, which in turn may lead to higher cost Mining companies switching off their operations (for example, if their marginal cost of power makes it unprofitable to continue Mining, they may exit the network). As a result, in such circumstances the global hashrate may fall, and remaining low-cost Mining companies may benefit from an increased percentage share of the fixed Bitcoin network rewards. Conversely, in a rising Bitcoin price environment, additional Mining-related equipment may be deployed by Mining companies, leading to increased global hashrate in the overall network.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

I. OVERVIEW (Continued)

3. Factors Affecting our Performance (Continued)

Market Value Bitcoin (Continued)

While the total supply of Bitcoin is capped at 21 million, the price of Bitcoin fluctuates because of the dynamic nature of the market for Bitcoin. The market for Bitcoin is rapidly changing and subject to global regulatory, tax, political, environmental, cybersecurity, and market factors beyond our control. For a discussion of other factors that could lead to material adverse changes in the market value of Bitcoin, which could in turn result in substantial damage to or even the failure of our Bitcoin business, see “Item 1A. Risk Factors—Risks Related to Our Business and Operations” in our Annual Report.

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

Efficiency of Miners and Ability to Procure Data Center Equipment

As global Mining capacity increases, we would need to correspondingly increase our total hashrate capacity in order to maintain our proportionate share of Bitcoin network rewards to maintain the same amount of Bitcoin Mining revenue. Our Bitcoin Mining operations currently utilize the Bitmain S21 XP Miners, S21 Pro Miners, S21 Miners and T21 Miners. To remain cost competitive compared to other Mining industry participants, in addition to targeting cost effective sources of energy and operating efficient data center infrastructure, we would need to maintain an energy efficient Mining fleet, which would require capital outlays to purchase new Miners in order to make periodic upgrades to our existing Mining fleet.

As we plan to operate our facilities to support HPC and AI uses, our future performance and success will depend in part on our ability to procure latest-generation electrical, cooling, networking, and other equipment required to operate HPC data centers.

From time-to-time, disruption in global supply chains may result in shortages of advanced Mining-related equipment and HPC and AI infrastructure components that meet our standards of quality and efficiency.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

II. RESULTS OF OPERATIONS

1. Production and Mining Operations1

Key Performance Indicators for HPC Data Center Projects

The following table presents our key performance indicators as of March 31, 2026 and 2025:

	As of March 31,
	2026	2025	% Change
Current Energized Capacity (MW)	341	323	6%
Secured Growth Capacity (MW)	430	70	514%
Secured Gross Data Center Capacity (MW)*	648	393	65%
Identified Additional Gross Data Center Capacity (MW)	1,513	—	100%
Total Pipeline (MW)	2,161	393	450%

*	The current energized capacity at the Panther Creek and Scrubgrass site of 60 MW and 63 MW, respectively, are not under an energy service agreement. The capacity is therefore excluded from Secured Gross Data Center Capacity.

Current Energized Capacity

Current Energized Capacity represents the gross power capacity provided by utilities being used at our U.S. Sites and Québec Sites.

Secured Growth Capacity

Secured Growth Capacity represents gross power capacity that is not currently available on site but for which we have executed an electric supply agreement with a utility, whereby the utility agrees to provide that power capacity at a specified future date.

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

1	Excluding discontinued operations in Rio Cuarto, Argentina, which have been abandoned due to the halting of the energy supply since May 12, 2025 and economic uncertainty in the region, and in Paso Pe, Paraguay, which met the criteria to be classified as held for sale as we make a strategic shift towards HPC data center projects in North America.

II. RESULTS OF OPERATIONS (Continued)

1. Production and Mining Operations1 (Continued)

Key Performance Indicators for Legacy Mining Operations

In addition to our financial results and U.S. GAAP financial measures, we use certain key performance indicators to evaluate our business, identify trends, and make strategic decisions.

The following table presents our key performance indicators for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025	2026 v. 2025
			% Change
Total Bitcoin earned through Bitcoin Mining	388	492	(21)%
Bitcoin received through hosting revenue[1]	7	6	17%
Cost per kWh	$0.058	$0.047	24%
Average Watts/Average TH efficiency*	18	18	—%
Installed Watts/TH efficiency	18	19	(2)%

*	Average Watts represents the average energy consumption of deployed Miners

Total Bitcoin earned

Total Bitcoin earned represents the aggregate number of Bitcoin received in exchange from its computational power used for hashing calculations during the period. This metric is a key indicator of our operational performance and Mining productivity, as it reflects uptime, fleet efficiency, network difficulty, and deployed hashrate.

During Q1 2026, we earned 388 Bitcoin, compared to 492 Bitcoin earned during Q1 2025, representing a decrease of 21% from the prior period as a result of a 27% higher average Network Difficulty, partially offset by an increase in hashrate from our expansions and upgrades to our Miner fleet with higher efficiency Miners.

Cost per kWh

Cost per kWh represents the average electricity price incurred to power our Mining operations. This metric allows users to assess our operational energy efficiency. Power cost is a key driver of Mining profitability.

During Q1 2026 the cost per kWh was $0.058 compared to $0.047 in Q1 2025. The 24% increase is mainly due to higher cost in the United States due to higher generation costs and the acquisition of Stronghold, late in the first quarter of 2025.

[1]	Excluding discontinued operations in Rio Cuarto, Argentina, which have been abandoned due to the halting of the energy supply since May 12, 2025 and economic uncertainty in the region, and in Paso Pe, Paraguay, which met the criteria to be classified as held for sale as we make a strategic shift towards HPC data center projects in North America.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

II. RESULTS OF OPERATIONS (Continued)

1. Production and Mining Operations1 (Continued)

Key Performance Indicators for Legacy Mining Operations (Continued)

Average Watts/Average TH

Average watts/Average TH measures the energy efficiency of our active Mining fleet by calculating the average power consumption in watts required to generate one TH per second of computational capacity. Lower Watts/TH indicates greater fleet efficiency, which directly impacts operating costs and Mining margins.

Ending energy efficiency remained stable at 18 Watts/TH as of March 31, 2026, compared to March 31, 2025. This stability was supported by the average efficiency also holding constant at 18 average Watts/TH across both periods.

[1]	Excluding discontinued operations in Rio Cuarto, Argentina, which have been abandoned due to the halting of the energy supply since May 12, 2025 and economic uncertainty in the region, and in Paso Pe, Paraguay, which met the criteria to be classified as held for sale as we make a strategic shift towards HPC data center projects in North America.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

II. RESULTS OF OPERATIONS (Continued)

2. Financial Performance

Consolidated Financial & Operational Results

	Three months ended March 31,
(U.S.$ in thousands except where indicated)	2026	2025	$ Change	% Change

Revenues	36,992	47,651	(10,659)	(22)%
Cost of revenues	(63,297)	(47,375)	(15,922)	34%
Gross (loss) profit	(26,305)	276	(26,581)	nm
Gross margin	(71)%	1%	—	—

Operating expenses
General and administrative expenses	(26,837)	(17,618)	(9,219)	52%
Change in fair value of digital assets	(41,449)	(23,033)	(18,416)	80%
Realized (loss) gain on sale of digital assets	(1,810)	4,977	(6,787)	(136)%
(Loss) gain on disposition of property, plant and equipment and deposits	(1)	557	(558)	(100)%
Impairment of long-lived assets	(1,986)	—	(1,986)	(100)%
Operating loss	(98,388)	(34,841)	(63,547)	182%
Operating margin	(266)%	(73)%	—	—

Interest income	3,723	802	2,921	364%
Interest expense	(3,600)	(185)	(3,415)	nm
Loss on derivative assets and liabilities	(1,564)	(3,714)	2,150	(58)%
Loss on extinguishment of long-term debt	(21,596)	—	(21,596)	(100)%
Other expenses	(6,152)	(213)	(5,939)	nm
Total other expenses	(29,189)	(3,310)	(25,879)	782%
Loss before taxes from continuing operations	(127,577)	(38,151)	(89,426)	234%

Income tax benefit (expense)	3	(222)	225	101%
Loss from continuing operations	(127,574)	(38,373)	(89,201)	232%
Loss from discontinued operations (1)	(17,779)	(17,180)	(599)	3%
Net loss	(145,353)	(55,553)	(89,800)	162%

nm: not meaningful

The financial performance discussed below for continuing operations does not include our Argentina and Paraguay operations.

[1]	Excluding discontinued operations in Rio Cuarto, Argentina, which have been abandoned due to the halting of the energy supply since May 12, 2025 and economic uncertainty in the region, and in Paso Pe, Paraguay, which met the criteria to be classified as held for sale as we make a strategic shift towards HPC data center projects in North America.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

II. RESULTS OF OPERATIONS (Continued)

2. Financial Performance (Continued)

A. Revenues from continuing operations

Q1 2026 v. Q1 2025

Revenues were $37.0 million in Q1 2026 compared to $47.7 million in Q1 2025. The decrease of $10.7 million, or 22% is mainly due to a $16.0 million decrease in Bitcoin Mining revenue resulting from the decrease in average Bitcoin price and a higher Network Difficulty. During Q1 2026, we mined 388 Bitcoins with an average Bitcoin price of $75,840, compared to 492 Bitcoins with an average Bitcoin price of $92,138 in Q1 2025. In addition, following the acquisition of Stronghold, late in the first quarter of 2025, we recorded Energy Sales for only 17 days during Q1 2025, compared to 90 days in Q1 2026, resulting in a $5.6 million increase in Energy Sales.

We earned our revenues during Q1 2026 from our North American operations. Canada and the United States accounted for 48% and 52% of total revenues, respectively, compared to 61% and 39% in Q1 2025, respectively.

In Q1 2026, revenues from our operations in Canada decreased by $11.5 million compared to Q1 2025 due to the decrease in average Bitcoin price and the increase in Network Difficulty. Revenues from our operations in the United States increased by $0.8 million compared to Q1 2025 due to the $5.6 million increase in the sale of energy in the United States, partially offset by the factors explained above.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

II. RESULTS OF OPERATIONS (Continued)

2. Financial Performance (Continued)

B. Cost of Revenues from continuing operations

Q1 2026 v. Q1 2025

Our cost of revenues was $63.3 million for Q1 2026, compared to $47.4 million for Q1 2025. The higher cost of revenues was largely due to a $9.2 million, or 50%, increase in non-cash depreciation and amortization expenses as we added new Miners and energy infrastructure in 2025 and electrical infrastructure as well as accelerated depreciation started during the fourth quarter of 2025 as we initiated a strategic transition from Bitcoin Mining operations to HPC; and a $9.6 million, or 223%, increase in infrastructure expenses. Infrastructure expenses increased by $11.0 million in relation to the operating expenses at the Panther Creek and Scrubgrass power plants following the acquisition of Stronghold, towards the end of the first quarter of 2025. The Stronghold infrastructure expenses in Q1 2026 consisted of $3.6 million of labor costs and other employee benefits, $3.9 million of plant maintenance costs and $3.8 million of other operating expenses.

Energy expenses in Q1 2026 increased by $5.1 million, or 32%, largely due to a $6.6 million increase in electricity costs, partially offset by $3.3 million of electricity credits received through the sale of energy. In addition, fuel expenses increased by $1.9 million for the Panther Creek and Scrubgrass power plants following the acquisition of Stronghold, towards the end of Q1 2025, partially offset by renewable energy credits (“RECs”) and waste tax credits (“WTCs”) of $1.1 million and $0.8 million, respectively, in Q1 2026.

The increase was partially offset by a $7.7 million decrease in hosting expense, resulting from our Miners no longer being hosted by Stronghold subsequent to the acquisition in Q1 2025.

C. General & Administrative Expenses from continuing operations

Q1 2026 v. Q1 2025

For Q1 2026, our G&A expenses were $26.8 million, compared to $17.6 million in Q1 2025. The increase in G&A expenses of $9.2 million, or 52%, was largely due to a $6.8 million increase in professional services related to our U.S. redomiciliation, U.S. GAAP conversion, and sale of Paso Pe Bitcoin data center that was completed on April 21, 2026.

Salaries and wages increased by $3.3 million due to (i) the increase in our overall headcount in Q1 2026 compared to Q1 2025 to support the expansion in the United States as well as merit and market-based adjustments and cost of living salary increases and (ii) the salaries paid to Stronghold employees following the acquisition, towards the end of Q1 2025.

The increase was partially offset by a $1.4 million decrease in stock-based compensation due to no restricted stock units (“RSUs”) granted in Q1 2026 compared to the RSUs granted in Q1 2025 in association with the Stronghold acquisition, with the majority of Q1 2025 RSUs already being fully vested.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

II. RESULTS OF OPERATIONS (Continued)

2. Financial Performance (Continued)

D. Total other expenses from continuing operations

Q1 2026 v. Q1 2025

Interest expense was $3.6 million in Q1 2026, compared to $0.2 million for Q1 2025. This increase was primarily attributable to the interest incurred on both the Macquarie credit facility (the “Credit Facility”) and the $588,000 aggregate principal amount of convertible senior notes (the “Convertible Notes”), which were issued in the second and fourth quarters of 2025, respectively. During Q1 2026, the Credit Facility was fully repaid for a total of $117.0 million, including interest, principal and additional base return fees, and was no longer required to have restricted cash. We recorded a total $21.6 million loss related to the termination of the Credit Facility, which included $19.9 million from the extinguishment itself and $1.7 million in transaction costs recorded in long-term deposits and other related fees. These amounts are presented within Loss on extinguishment of long-term debt in the Q1 2026 Financial Statements.

Interest income was $3.7 million for Q1 2026, compared to $0.8 million for Q1 2025. The increase was due to our higher average cash balance during Q1 2026 compared to Q1 2025.

Our other expenses were $6.2 million in Q1 2026, compared to $0.2 million in Q1 2025. The $5.9 million unfavorable change was largely due to (i) the $4.2 million provision for receivables relating to our receivable position of Bitcoin options and selling contracts held in BlockFills, which filed for bankruptcy during Q1 2026; and (ii) a $1.6 million unfavorable change in amortization of transaction costs and debt discount related to the Credit Facility and the Convertible Notes.

E. Discontinued Operations

In 2025, we began a significant transformation in our corporate strategy, pivoting away from our Latin American Bitcoin Mining operations to concentrate on the North America HPC infrastructure market. As a result of these strategic decisions, we classified certain of our Latin American assets as “held for sale” and their operations as discontinued operations.

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

Sale of Argentina Subsidiary

On May 8, 2026, the Company entered into a definitive share purchase agreement for the sale of Backbone Argentina.

The agreement includes the transfer of all assets and liabilities of Backbone Argentina, which previously operated the Company’s Bitcoin mining data center in Rio Cuarto, Argentina. The total cash consideration to be received at closing is $0.4 million. Closing remains subject to the satisfaction of conditions precedent and is expected during the second quarter of 2026.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

II. RESULTS OF OPERATIONS (Continued)

E. Discontinued Operations (Continued)

i. Argentina’s operations as discontinued operations (Continued)

Sale of Argentina Subsidiary (Continued)

As of March 31, 2026, Backbone Argentina asset group subject to the proposed sale agreement had a carrying value of $1.7 million in total assets (excluding cash) and $2.0 million in total liabilities recorded on the Company’s consolidated balance sheet. The impact of this transaction will be determined and recognized in the Company’s consolidated financial statements for the quarter ending June 30, 2026.

2. Financial Performance (Continued)

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

Refer to Note 8 - Assets Held for Sale and Discontinued Operations to the Q1 2026 Financial Statements for more information on the results of Argentina’s and Paraguay’s operations and the impairment loss of our Paraguay and Argentina asset groups.

During the three months ended March 31, 2026, discontinued operations in Paraguay resulted in a net loss of $13.5 million, which is largely explained by an impairment loss of $12.8 million related to the Paraguay asset group, reflecting the write-down to fair value less costs to sell during Q1 2026.

On April 21, 2026, the Company completed the sale of Paso Pe Bitcoin data center pursuant to a January 2026 definitive share purchase agreement. The transaction involved the sale of the Company’s 100% ownership stake in the Company’s subsidiary, D&N Ingeniería S.A. The total agreed purchase price is approximately $13.0 million, which was fully received as of April 21, 2026.

F. Change in fair value of digital assets

Q1 2026 v. Q1 2025

In Q1 2026, a $41.4 million loss on the change in fair value of digital assets was recognized, compared to $23.0 million in Q1 2025, primarily due to a further decline in Bitcoin prices.

G. Realized gain (loss) on sale of digital assets from continuing operations

Q1 2026 v. Q1 2025

In Q1 2026, the realized loss on disposition of digital assets amounted to $1.8 million, compared to a $5.0 million gain for Q1 2025 as a result of a lower Bitcoin average selling price, partially offset by a lower quantity of Bitcoin sold.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

II. RESULTS OF OPERATIONS (Continued)

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

(U.S. $ in thousands except earnings per share)	Q1 2026	Q4 2025	Q3 2025	Q2 2025	Q1 2025	Q4 2024	Q3 2024	Q2 2024
Revenues	36,992	52,748	67,969	60,908	47,651	37,752	27,072	31,425
(Loss) income from continuing operations, net	(127,574)	(171,210)	(12,127)	13,196	(38,373)	41,561	(26,412)	(21,541)
Basic (loss) earnings per share from continuing operations	(0.21)	(0.31)	(0.02)	0.02	(0.08)	0.09	(0.06)	(0.05)
Diluted (loss) earnings per share from continuing operations	(0.21)	(0.31)	(0.02)	0.02	(0.08)	0.09	(0.06)	(0.05)

Although the Bitcoin Mining industry experiences volatility, Bitcoin prices are not generally subject to seasonality or seasonal effects. Seasonal fluctuations in energy supply, however, may impact our operations. We had operations in Québec, Canada, where power was sourced from Hydro-Québec, Hydro-Magog, Hydro-Sherbrooke and the City of Baie-Comeau. We also had operations in Washington State, United States, that were powered by the Grant County Power Utility District, as well as operations in Pennsylvania, United States, that were powered by Stronghold and the PJM Interconnection Merchant Market. Among other phenomena, changing weather in Québec (Canada), Washington State and Pennsylvania (United States) may impact seasonal electricity needs and costs. Periods of extreme cold or extreme hot weather may contribute to service interruptions in Bitcoin Mining operations. Changes to supply and/or demand of electricity may result in curtailment of electricity to our Bitcoin Mining operations.

[1]	This data excludes the discontinued operations in Río Cuarto, Argentina and in Paraguay. On May 12, 2025, our energy provider GMSA, halted the supply of electricity to the Company’s Rio Cuarto Bitcoin data center with energized capacity of 58 MW. On August 11, 2025, three months after being informed that electricity supply was being halted and with no path forward to resume operations in the future, the decision was made to shut down the plant, which was abandoned by September 30, 2025. Additionally, as of September 30, 2025, the Paso Pe BTC data center met the criteria to be classified as “held for sale”, and all operations in Paraguay were designated as discontinued operations as we make a strategic shift towards HPC data center projects in North America.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

II. RESULTS OF OPERATIONS (Continued)

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

The definitions and the data in the non-GAAP section exclude the discontinued operations in Rio Cuarto, Argentina and in Paraguay.

[1]	This data excludes the discontinued operations in Río Cuarto, Argentina and in Paraguay. On May 12, 2025, our energy provider GMSA, halted the supply of electricity to the Company’s Rio Cuarto Bitcoin data center with energized capacity of 58 MW. On August 11, 2025, three months after being informed that electricity supply was being halted and with no path forward to resume operations in the future, the decision was made to shut down the plant, which was abandoned by September 30, 2025. Additionally, as of September 30, 2025, the Paso Pe BTC data center met the criteria to be classified as “held for sale”, and all operations in Paraguay were designated as discontinued operations as we make a strategic shift towards HPC data center projects in North America.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

II. RESULTS OF OPERATIONS (Continued)

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

Adjusted EBITDA is defined as EBITDA adjusted to exclude: (i) stock-based compensation; (ii) realized gain and loss on disposition of digital assets; (iii) change in fair value of digital assets; (iv) impairment of long-lived assets; (v) gain on settlement of Refundable Hosting Deposits, disposition of marketable securities, gains or losses on derivative assets and liabilities ; (vi) loss on currency exchange; (vii) other expense (income); and (viii) other non-recurring items that do not reflect our core performance. Adjusted EBITDA Margin is defined as the percentage obtained when dividing Adjusted EBITDA by Revenues. Adjusted EBITDA and Adjusted EBITDA Margin are used to:

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

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

II. RESULTS OF OPERATIONS (Continued)

4. Non-GAAP and Other Financial Measures and Ratios (Continued)

A. Reconciliation of Consolidated Net (loss) income from continuing operations to EBITDA and Adjusted EBITDA from Continuing Operations (Continued)

	Three months ended March 31,
(U.S.$ in thousands except where indicated)	2026	2025	$ Change	% Change

Revenues	36,992	47,651	(10,659)	(22)%

Loss before taxes from continuing operations	(127,577)	(38,151)	(89,426)	234%
Interest income	(3,723)	(802)	(2,921)	364%
Interest expense	3,600	185	3,415	nm
Depreciation and amortization	27,694	18,448	9,246	50%
EBITDA	(100,006)	(20,320)	(79,686)	392%
EBITDA margin	(270)%	(43)%
Stock-based compensation	2,706	4,126	(1,420)	(34)%
Realized loss (gain) on disposition of digital assets	1,810	(4,977)	6,787	nm
Change in fair value of digital assets	41,449	23,033	18,416	80%
Impairment of long-lived assets	1,986	—	1,986	100%
Loss on derivative assets and liabilities	1,564	3,714	(2,150)	(58)%
Loss on extinguishment of long-term debt	21,596	—	21,596	100%
Costs not associated with ongoing operations (1)	6,032	1,671	4,361	261%
Other expense (income) (2)	6,153	(344)	6,497	nm
Adjusted EBITDA	(16,710)	6,903	(23,613)	(342)%
Adjusted EBITDA margin	(45)%	14%

nm: not meaningful

[1]	Costs not associated with ongoing operations for Q1 2026 includes $5.0 million of professional fees related to the U.S. redomiciliation and $1.0 million related to the U.S. GAAP conversion. Costs not associated with ongoing operations for Q1 2025 include $1.6 million of professional fees related to the acquisition of Stronghold and $0.1 million related to the sale of the Yguazu Bitcoin Data Center.

[2]	Other expense for Q1 2026 includes $6.2 million of other financial expense included in Other expenses (income) of the Statement of Operations, of which $4.2 million is related to the provision for receivables, $1.6 million related to the amortization of the credit facility transaction costs and the $0.2 million loss on exchange rates. Other income for Q1 2025 includes a $0.6 million gain on disposal of PPE, a $0.1 million loss on exchange rates and $0.1 million of other financial expense included in Other expenses (income) of the Statement of Operations.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

III. LIQUIDITY AND CAPITAL RESOURCES

1. Overview

As discussed below, our current financing strategy involves (a) strategically selling the Bitcoin we earn and the Bitcoin we hold in treasury and (b) utilizing short-term debt, long-term debt and equity instruments to fund our expansion activities, operating expenses and debt service requirements. We may require additional funds to complete our 2026 growth plans as the cash flows generated from Mining activities are expected to decrease as sites are transitioned to HPC Data Centers.

2. Cash Flows

The following discussion on cash flows include the discontinued operations in Rio Cuarto, Argentina and in Paraguay. On May 12, 2025, our energy provider Generación Mediterránea S.A (“GMSA”), halted the supply of electricity to our Rio Cuarto Bitcoin data center with energized capacity of 58 MW. On August 11, 2025, three months after being informed that electricity supply was being halted and with no path forward to resume operations in the future, the decision was made to shut down the plant, which was abandoned by September 30, 2025. Additionally, as of September 30, 2025, the Paso Pe Bitcoin data center met the criteria to be classified as “held for sale”, and all operations in Paraguay were designated as discontinued operations as we make a strategic shift towards HPC infrastructure in North America. Subsequently, on April 21, 2026, we sold the Paso Pe Bitcoin data center.

Cash Flows used in Operating Activities

Q1 2026 v. Q1 2025

Cash flows used in operating activities increased by $45.8 million during Q1 2026 compared to Q1 2025. Our operating cash flows are negative as the proceeds from the Bitcoin sold from our Mining operations are classified within investing activities.

The increase in cash flows used in operating activities is driven by higher cash G&A expenses from continuing operations of $10.6 million. We incurred higher cash energy costs of $5.1 million from continuing operations during Q1 2025 due to higher electricity costs, and higher infrastructure expenses from continuing operations of $9.6 million in relation to the operating expenses at the Panther Creek and Scrubgrass power plants. In addition, during Q1 2026, we paid interest expense of $3.6 million, mainly attributable to the complete settlement of both interest and principal on the Credit Facility, compared to interest expense paid of $0.6 million during Q1 2025. Our working capital decreased by $37.6 million as explained in the Working Capital Section of this MD&A.

The increase was partially offset by net proceeds of $8.6 million received from the disposition of RECs and WTCs in Q1 2026, compared to nil in Q1 2025.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

III. LIQUIDITY AND CAPITAL RESOURCES (Continued)

2. Cash Flows (Continued)

Cash Flows used in Investing Activities

Q1 2026 v. Q1 2025

Cash flows used in investing activities increased by $29.2 million in Q1 2026 compared to Q1 2025.

The increase in cash flows used in investing activities is driven primarily by (i) lower proceeds earned from the sale of digital assets of $32.9 million as a result of lower Bitcoin prices when selling 64 Bitcoin in Q1 2026 compared to higher Bitcoin prices when selling 428 Bitcoin in Q1 2025, (ii) higher equipment and construction prepayments for the HPC infrastructure projects of $47.4 million in Q1 2026, compared to Q1 2025, mainly driven by our focus on HPC development activities, and (iii) the benefit from $32.0 million in proceeds from the sale of the Yguazu Bitcoin data center during Q1 2025.

The increase was partially offset by the net addition of $8.8 million of PPE during Q1 2026, compared to $41.2 million for Q1 2025, as last year’s focus was investing in the acquisition of Miners and infrastructure build-out. Additionally, the acquisition of Stronghold included a $48.1 million cash payment in Q1 2025. The net cash flow impact from derivative assets and liabilities improved to $3.0 million, with net proceeds of $1.4 million received in Q1 2026, compared to net payments of $1.6 million made in Q1 2025.

Cash flows used in financing activities

Cash flows used in financing activities increased by $136.7 million from $23.6 million of cash generated for Q1 2025 to cash used of $113.1 million for Q1 2026.

Q1 2026

The cash used of $113.1 million for Q1 2026 is mainly due to the repayment of the Credit Facility.

Macquarie Loan

In April 2025, we signed the Credit Facility for up to $300.0 million with Macquarie. In October 2025, we converted the entirety of the Credit Facility into a $300.0 million project debt facility for the development of the Panther Creek property and secured at the project level with a parent company guarantee. During the year ended December 31, 2025, we drew the initial tranche of $50.0 million and the second tranche of $50.0 million for a total of $100.0 million drawn. In February 2026, the Credit Facility was fully repaid, for a total of $117.0 million, including interest, principal and additional base return fees.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

III. LIQUIDITY AND CAPITAL RESOURCES (Continued)

2. Cash Flows (Continued)

Cash flows used in financing activities

Q1 2025

We raised $23.6 million of net proceeds from our 2024 ATM Program as discussed below.

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

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

III. LIQUIDITY AND CAPITAL RESOURCES (Continued)

3. Capital Resources (Continued)

In October 2025, we drew an additional $50.0 million from the Macquarie Credit Facility, bringing the total drawn to $100.0 million and completed an offering of $588.0 million aggregate principal amount of convertible senior notes which included an over allotment option by the initial purchasers to purchase $88.0 million aggregate amount of convertible senior notes. Net proceeds were approximately $569.1 million after transaction fees and approximately $69.1 million was used to fund a 125% capped call transaction. In February 2026, the Macquarie Credit Facility was fully repaid and the restricted cash balance of $57.5 million as of December 31, 2025 was no longer restricted.

On July 22, 2025, we announced that the TSX had approved a normal course issuer bid (“NCIB”), under which we may repurchase up to 49,943,031 of our common shares, representing approximately 10% of our public float as of July 14, 2025. Purchases under the NCIB commenced on July 28, 2025. All common shares purchased on the TSX or Nasdaq under the NCIB were cancelled. Following the U.S. Redomiciliation Transaction, Keel is continuing the NCIB under the same terms.

Developing and constructing data centers requires substantial up-front capital expenditures for land, substations, interconnection and specialized cooling systems, which may temporarily reduce liquidity. Although we expect to fund a portion of these expenditures through the strategic use of cash available, we may also supplement this source with external financing depending on market conditions and project timing.

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

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

III. LIQUIDITY AND CAPITAL RESOURCES (Continued)

3. Capital Resources (Continued)

Digital Asset Management Program

We operate a digital asset management program under which we hold Bitcoin for its intrinsic value and as a source of liquidity. We maintain internal controls over the management of our digital assets and evaluate and enhance these controls as appropriate, on a quarterly basis.

Under this program, Management is authorized to sell Bitcoin from treasury at its discretion.

The following table presents the total Bitcoin sold and proceeds in Q1 2026, which was used to fund operations and expansion plans:

Three months ended
(U.S. $ in thousands except where indicated)	March 31, 2026
Quantity of Bitcoin sold	64
Total proceeds	4,373

The sale of Bitcoin as described above, while we continued to earn Bitcoin, resulted in total holdings of 2,469 BTC as of March 31, 2026, valued at approximately $168.5 million based on a Bitcoin price of approximately $68,200, as of March 31, 2026.

Bitcoin 2.1 program for digital assets management

During the third quarter of 2025, we implemented a new program, Bitcoin 2.1. Bitcoin 2.1 is a multi-strategy program that primarily sells both short and long dated out of the money calls on the Bitcoin in treasury and future Bitcoin production in order to offset Bitcoin production costs and potentially achieve higher revenues per Bitcoin sold. Bitcoin 2.1 is designed as a low-cost and low-risk funding mechanism for energy infrastructure investments and has no objective around Bitcoin accumulation. The Board authorized the risk management committee to deploy up to (i) 100% of our Bitcoin in treasury, plus (ii) three months of expected forward production calculated on a rolling basis, plus (iii) $10.0 million under Bitcoin 2.1 to be actively managed and participate in volatility-targeting strategies.

On March 16, 2026, Reliz Ltd., the operating entity of BlockFills, a Chicago-based cryptocurrency brokerage, trading platform, and liquidity provider, filed voluntary petitions for relief under Chapter 11 restructuring proceedings of the United States Bankruptcy Code. Prior to March 16, 2026, in connection with our Bitcoin option and selling contracts, we settled all outstanding contracts with BlockFills. During the three months ended March 31, 2026, we recognized a net gain of $1.9 million to close all positions and a credit loss expense for the $4.2 million receivable from BlockFills after closing the contracts.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

III. LIQUIDITY AND CAPITAL RESOURCES (Continued)

4. Contractual Obligations

The following table presents the future principal capital payment of long-term debt and the future minimum lease payments required under non-cancellable leases as of March 31, 2026:

	2026	2027	2028	2029	2030+	Total
Long-term debt	464	585	592	482	591,005	593,128
Lease liabilities*	2,504	3,758	3,769	3,673	13,337	27,041
	2,968	4,343	4,361	4,155	604,342	620,169

*	Minimum lease payments include $7.8 million of payments related to leases not yet commenced and $5.7 million of imputed interest.

5. Lawsuits

Our lawsuits are summarized in Note 20 (Commitments and Contingencies) to the Q1 2026 Financial Statements.

6. Commitments

Our commitments are summarized in Note 20 (Commitments and Contingencies) to the Q1 2026 Financial Statements.

7. Contingent liability

Our contingent liability is summarized in Note 20 (Commitments and Contingencies) to the Q1 2026 Financial Statements.

8. Working Capital

	As of March 31,	As of December 31,
(U.S. $ in thousands except where indicated)	2026	2025	$ Change	% Change
Total Current Assets	575,646	826,465	(250,819)	(30)%
Total Current Liabilities	59,944	148,112	(88,168)	(60)%
Working Capital	515,702	678,353	(162,651)	(24)%

We continue to place importance on maintaining sufficient liquidity to fund our HPC development activities. We also anticipate requiring additional funds to complete our 2026 and 2027 growth plans. As of March 31, 2026, we had working capital of $515.7 million, compared to $678.4 million as of December 31, 2025.

The decrease in working capital was largely due to our cash decreasing by $216.2 million as explained in the “Liquidity and Capital Resources” section above. Our digital assets decreased by $11.8 million, mainly due to a lower Bitcoin price as of March 31, 2026, partially offset by our Bitcoin balance increasing by 409. In addition, we had a $7.7 million decrease in RECs and WTCs derived from Stronghold’s refuse operations due to the timing of sales of credits to third parties. Additionally, assets held for sale decreased by $14.6 million mainly due to the impairment loss of $12.8 million related to the Paraguay asset group, reflecting the write-down to fair value less costs to sell during Q1 2026.

The decrease was partially offset by a $88.2 million decrease in current liabilities, mainly due to the full reimbursement of the Credit Facility with the principal amounting to $100.0 million during Q1 2026.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IV. CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We describe our most significant accounting policies in detail in Note 2 (Significant Accounting Policies) to our 2025 Annual Financial Statements (Part II, Item 8), included in the Annual Report. Management regularly evaluates its estimates and their underlying assumptions using historical experience and other factors it believes to be reasonable under the circumstances. The following select accounting policies and estimates are believed to be critical to understanding this MD&A, but are not limited to:

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

Measurement of financial instruments

We measure certain derivative financial instruments and assets at fair value either on a recurring or non-recurring basis depending on their nature. Derivative financial instruments reflect the estimated amounts that we would receive or pay, taking into consideration counterparty risk or our credit risk, and in the case of embedded derivatives, are determined using a combination of the Monte Carlo simulation model to simulate future prices based on probability factors and the Black-Scholes Model. Derivative financial instruments include, but are not limited, to Bitcoin option and selling contracts, Bitcoin redemption options and capped calls. Changes in fair value are recognized in Loss on derivative assets and liabilities, and may have a material impact on the amounts reported in our financial statements.

V. RECENT AND SUBSEQUENT EVENTS

Our recent and subsequent events are summarized in Note 21 to the Q1 2026 Financial Statements.

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
PART I - FINANCIAL INFORMATION
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 31, 2026, we held 2,469 Bitcoin with a fair value of $168.5 million, reflecting a fair value of a single Bitcoin of approximately $68,200. A decline in the market price of Bitcoin could reduce the value of our digital asset holdings and negatively affect our revenue and profitability and could also reduce the amount of cash available to us upon disposition of these holdings, which may adversely affect our liquidity. A 10% increase or decrease in the market price of Bitcoin over the course of the three months ended March 31, 2026, would have increased or decreased our revenue by $3.0 million for the quarter and would have had a material effect on our total revenue as at that date.

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

Interest rate risk

We have limited exposure to interest rate risk, which is the risk that a financial instrument’s value will fluctuate as a result of changes in the market interest rates on variable interest-bearing financial instruments. As of March 31, 2026, we do not use derivatives to mitigate interest rate exposures. We only hold cash and maintain our cash balance with major financial institutions that are insured by the Federal Deposit Insurance Corporation.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
PART I - FINANCIAL INFORMATION
ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures and concluded that they were effective as of March 31, 2026.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that its objectives are met. Due to inherent limitations in all such systems, no evaluation of controls can provide absolute assurance that all control issues within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, but not absolute, assurance that the objectives of our disclosure control system are met.

Changes in internal control over financial reporting

We did not identify any changes in our internal control over financial reporting, in connection with our evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, refer to Note 20 - Commitments and Contingencies included in our notes to our consolidated financial statements included elsewhere in this Quarterly Report, which is incorporated herein by reference.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in Part I, Item 1A of our Annual Report. We are subject to various risks and uncertainties that could materially adversely affect our business, financial condition, results of operations, and the trading price of our common stock. You should carefully read and consider the risks and uncertainties included in the Annual Report, together with all of the other information in the Annual Report and this Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and other documents that we file with the SEC. The risks and uncertainties described in these reports may not be the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Keel Infrastructure Corp. (incorporated by reference from Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2026).
3.2	Bylaws of Keel Infrastructure Corp. (incorporated by reference from Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2026).
4.1	Supplemental Indenture among Bitfarms Ltd., Keel Infrastructure Corp., Computershare Trust Company, N.A. as trustee and Computershare Trust Company of Canada as Canadian co-trustee (incorporated by reference from Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2026).
10.1	Keel Infrastructure Corp. - Amended and Restated Long-Term Performance Incentive Plan (formerly Bitfarms Ltd. Long-Term Incentive Plan) (incorporated by reference from Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2026).
10.2	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2026).
10.3	Form of Employment Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2026).
31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEEL INFRASTRUCTURE CORP.

Date: May 11, 2026	By:	/s/ Benjamin Gagnon
Benjamin Gagnon
Chief Executive Officer and Director

Date: May 11, 2026	By:	/s/ Jonathan Mir
Jonathan Mir
Chief Financial Officer