Form 10-Q
period 2026-06-30
Keel Infrastructure Corp.
filed 2026-08-10
CIK 1812477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2026
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Number of shares of the registrant’s common stock outstanding on August 7, 2026: 617,573,212

1	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026
TABLE OF CONTENTS

2	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

GENERAL MATTERS

In this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (referred to herein as this "Quarterly Report") "we", "us", "our", and the "Company" refer to Keel Infrastructure Corp., a Delaware corporation ("Keel") and its consolidated subsidiaries, including Bitfarms Ltd., a corporation existing under the laws of the Province of Ontario ("Bitfarms") unless the context requires otherwise. In connection with an internal corporate reorganization completed on June 15, 2026, Bitfarms was renamed "Backbone Hosting Solutions Inc."; for continuity, we continue to refer to this subsidiary as "Bitfarms" in this Quarterly Report.

Effective as of 12:01 a.m. (Eastern Daylight Time) on April 1, 2026, Keel became the ultimate parent company of Bitfarms and its subsidiaries pursuant to a statutory plan of arrangement under Section 182 of the Business Corporations Act (Ontario) (the "Arrangement") as part of Bitfarms' previously announced intention to redomicile from Canada to the United States (the "U.S. Redomiciliation Transaction"). Pursuant to the Arrangement, Keel indirectly acquired all of the issued and outstanding common shares in the capital of Bitfarms, and in exchange, holders of the common shares of Bitfarms received one share of common stock of Keel per common share of Bitfarms. The issuance of shares of common stock of Keel pursuant to the Arrangement was exempt from registration under Section 3(a)(10) of the Securities Act of 1933, as amended (the "Securities Act").

The common shares of Bitfarms were listed on the Nasdaq Stock Market ("Nasdaq") and the Toronto Stock Exchange (the "TSX") and registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") prior to the U.S. Redomiciliation Transaction. Keel is the successor issuer to Bitfarms pursuant to Rule 12g-3(a) under the Exchange Act, and the common stock of Keel is therefore deemed to be registered under Section 12(b) of the Exchange Act. Keel reported this succession on a Form 8-K filed on April 1, 2026 in accordance with Rule 12g-3(f) under the Exchange Act. While Bitfarms was a foreign private issuer, Keel is a U.S. domestic issuer.

For accounting and financial reporting purposes, Bitfarms is the accounting predecessor of the Company, and the Company's condensed consolidated financial statements are presented as a continuation of Bitfarms' historical consolidated financial statements at historical carrying amounts. Comparative information for periods before April 1, 2026 has been presented on that basis, as described in Note 2 of the Company's unaudited condensed consolidated financial statements and its accompanying notes for the three and six months ended June 30, 2026.

This Quarterly Report on Form 10-Q is filed by Keel as successor issuer to Bitfarms, and it relates to the quarter ended June 30, 2026. References in this report to the "Annual Report" refer to Bitfarms' Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on March 31, 2026, for which Keel is the successor issuer.

Words importing the singular, where the context requires, include the plural and vice versa and words importing any gender include all genders.

Keel and the associated Keel logo are registered trademarks of Keel Infrastructure Corp. or its subsidiaries. All other trademarks and brand names used herein are the property of their respective owners.

3	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

Unless we indicate otherwise: (i) all dollar amounts are expressed in U.S. dollars; and (ii) all references to "USD" or "$" are to U.S. dollars and all references to "CAD" are to Canadian dollars.

Note that use of the word "including" in this Quarterly Report means "including, without limitation."

Unless we indicate otherwise, all information in this Quarterly Report is stated as of August 7, 2026.

4	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements generally are identified by words such as "seek," "anticipate," "plan," "continue," "estimate," "expect," "may," "will," "project," "predict," "potential," "targeting," "intend," "could," "might," "should," "believe," "future," "continue" or similar expressions or the negatives thereof. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, undue reliance should not be placed on forward-looking statements since the Company can give no assurance that such expectations will prove to be correct. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties, and other factors:

•our limited operating history and history of operating losses, which make it difficult to evaluate our business and prospects;
•our evolving business model and strategy, including our strategic transformation from Bitcoin Mining to digital infrastructure, including high-performance computing ("HPC"), which may not be successful;
•our dependence on reliable and economical sources of power, including regulated electricity rates in Québec (Canada), Pennsylvania and Washington State (United States);
•our reliance on a limited number of third-party suppliers and manufacturers, including those in foreign jurisdictions, exposing us to supply chain disruptions, trade restrictions, and tariff risks;
•delays, cost overruns, and other risks associated with the continued development of our existing and planned facilities;
•intense competition from other pivoting Bitcoin Mining companies and established data center operators, some of which may have greater resources and experience;
•the potential inadequacy of our insurance coverage to protect against all losses;
•our increased focus on developing data centers dedicated to HPC and AI workloads may not become profitable and will divert resources from our Bitcoin Mining operations;
•the capital-intensive nature of constructing data centers and our potential inability to secure financing for such efforts;
•significant competition for suitable data center sites and regulatory constraints that could adversely impact our development pipeline;
•our requirement to obtain, and to comply with, numerous permits, licenses and approvals from federal, state or provincial, and local governmental agencies in the U.S., Canada and other jurisdictions in which we may operate, including the risk that such permits or licenses may be delayed, denied, revoked or modified, or that we may fail to timely obtain or comply with their conditions;
•community opposition to the operation of our data centers, including complaints and/or community protests regarding, for example, noise, the use of electricity and water, or other quality-of-life issues, which could result in litigation, development delays, moratoria, regulatory action, fines or penalties, costly mitigation measures, restrictions on our electricity use or operating hours, reduced scale of operations, difficulty obtaining permits for expansion, or the shutdown of affected facilities;
•our dependence on significant customers for our data centers, and the risk of customer default or failure to make timely payments;
•the rapidly evolving regulatory landscape surrounding HPC, AI, and Bitcoin Mining, which may negatively impact our expansion efforts;
•the high volatility of Bitcoin prices, which has significantly affected and will continue to affect the profitability of our operations;

5	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

•extensive environmental, energy, and climate-related regulation that could result in significant additional costs or liabilities;
•political uncertainty in the U.S. and internationally, including potential regulatory and policy changes affecting the data center and cryptocurrency industries;
•cybersecurity threats and hacking attacks that could compromise our systems and data; and
•other factors detailed under the heading "Risk Factors" in this Form 10-Q and our Annual Report.

There can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including those described in this Form 10-Q and in Part I, Item 1A, "Risk Factors" in our Annual Report and our subsequent filings with the U.S. Securities and Exchange Commission.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements and information. Forward-looking statements and information are designed to help readers understand management’s views as of that time with respect to future events and speak only as of the date they are made. You should read this Quarterly Report with the understanding that our actual future results, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not assume any obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. If the Company updates any one or more forward-looking statements, no inference should be drawn that the Company will make additional updates with respect to those or other forward-looking statements. All forward-looking statements contained in this Quarterly Report are expressly qualified in their entirety by this cautionary statement.

6	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

7	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars - unaudited)

	As of June 30,	As of December 31,
	2026	2025
Assets
Current
Cash	715,516	573,462
Accounts receivable, net	5,015	5,471
Digital assets	132,384	174,726
Digital assets - restricted	—	5,559
Other assets	4,316	2,825
Rights to renewable energy credits and waste tax credits	9,139	18,478
Assets held for sale	15,914	28,664
Short-term prepaid deposits	5,329	6,317
Inventories	8,853	8,676
Derivative assets	—	2,287
Total current assets	896,466	826,465
Non-current
Rights to waste tax credits	2,069	—
Long-term derivative assets	78,800	5,200
Operating lease right-of-use assets, net	10,219	11,103
Finance lease right-of-use assets, net	1,916	2,127
Restricted cash	53,377	57,500
Long-term deposits and equipment prepayments	81,328	31,033
Property, plant and equipment, net	287,055	358,333
Intangible assets, net	2,936	2,983
Other non-current assets	1,600	1,600
Total assets	1,415,766	1,296,344

Liabilities
Current
Accounts payable and accrued expenses	46,693	46,443
Current portion of long-term debt	6,754	97,022
Current portion of operating lease liabilities	1,387	1,490
Current portion of finance lease liabilities	288	235
Derivative liabilities	—	2,922
Total current liabilities	55,122	148,112
Non-current
Long-term debt	1,019,075	572,447
Operating lease liabilities	9,232	10,606
Finance lease liabilities	1,619	1,978
Deferred tax liability	65	65
Other non-current liabilities	1,937	2,761
Total liabilities	1,087,050	735,969
Commitments and contingencies (Note 21)
Stockholders’ equity
Preferred stock Class A - $0.001 par value; 120,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 1,500,000,000 shares authorized; 616,736,107 and 601,579,999 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	617	602
Additional paid-in capital	1,150,928	1,172,254
Accumulated deficit	(822,829)	(612,481)
Total stockholders' equity	328,716	560,375
Total liabilities and stockholders' equity	1,415,766	1,296,344
See accompanying notes to the unaudited condensed consolidated financial statements

8	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of U.S. dollars, except per share amounts - unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues	30,430	60,908	67,422	108,559
Cost of revenues	(117,183)	(64,794)	(180,480)	(112,169)
Gross loss	(86,753)	(3,886)	(113,058)	(3,610)
Operating expenses
General and administrative expenses	(31,311)	(19,384)	(58,148)	(37,002)
Change in fair value of digital assets	(9,029)	16,283	(50,478)	(6,750)
Realized (loss) gain on sale of digital assets	(11,180)	16,005	(12,990)	20,982
(Loss) gain on disposition of property, plant and equipment and deposits	(918)	1,791	(919)	2,348
Impairment of long-lived assets	(1,583)	—	(3,569)	—
Operating (loss) income	(140,774)	10,809	(239,162)	(24,032)
Interest income	2,885	460	6,608	1,262
Interest expense	(2,114)	(1,582)	(5,714)	(1,767)
Gain on derivative assets and liabilities	77,040	3,784	75,476	70
Loss on extinguishment of long-term debt	—	—	(21,596)	—
Other expenses	(971)	(275)	(7,123)	(488)
Total other income (expense)	76,840	2,387	47,651	(923)
(Loss) income before taxes from continuing operations	(63,934)	13,196	(191,511)	(24,955)
Income tax expense	(17)	—	(14)	(222)
(Loss) income from continuing operations	(63,951)	13,196	(191,525)	(25,177)
Loss from discontinued operations	(1,044)	(18,697)	(18,823)	(35,877)
Net loss	(64,995)	(5,501)	(210,348)	(61,054)

Earnings (loss) per common share
Basic earnings (loss) per share from continuing operations	(0.11)	0.02	(0.32)	(0.05)
Diluted earnings (loss) per share from continuing operations	(0.11)	0.02	(0.32)	(0.05)
Basic and diluted loss per share from discontinued operations	—	(0.03)	(0.03)	(0.07)
Basic and diluted loss per share	(0.11)	(0.01)	(0.35)	(0.12)
Weighted average number of common shares outstanding
Basic	605,370,634	555,843,347	603,983,769	528,157,206
Diluted - continuing operations	605,370,634	560,569,145	603,983,769	528,157,206
Diluted - discontinued operations	605,370,634	555,843,347	603,983,769	528,157,206

See accompanying notes to the unaudited condensed consolidated financial statements

9	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in thousands of U.S. dollars, except number of shares - unaudited)

	Number of shares	Common stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Three Months Ended June 30, 2026
Balance as of March 31, 2026	602,851,137	603	1,176,366	(757,834)	419,135
Net loss	—	—	—	(64,995)	(64,995)
Stock-based compensation	—	—	9,848	—	9,848
Purchase of capped calls, including transaction costs	—	—	(41,840)	—	(41,840)
Settlement of restricted share units	882,258	1	(1)	—	—
Settlement of performance share units	77,525	—	—	—	—
Exercise of stock options and warrants	12,925,187	13	6,555	—	6,568
Balance as of June 30, 2026	616,736,107	617	1,150,928	(822,829)	328,716

Six Months Ended June 30, 2026
Balance as of January 1, 2026	601,579,999	602	1,172,254	(612,481)	560,375
Net loss	—	—	—	(210,348)	(210,348)
Stock-based compensation	—	—	13,512	—	13,512
Purchase of capped calls, including transaction costs	—	—	(41,840)	—	(41,840)
Settlement of restricted share units	1,814,533	2	(2)	—	—
Settlement of performance share units	77,525	—	—	—	—
Exercise of stock options and warrants	13,264,050	13	7,004	—	7,017
Balance as of June 30, 2026	616,736,107	617	1,150,928	(822,829)	328,716

Three Months Ended June 30, 2025
Balance as of March 31, 2025	553,644,137	553	1,044,371	(383,490)	661,434
Net loss	—	—	—	(5,501)	(5,501)
Stock-based compensation	—	—	3,500	—	3,500
Issuance of equity warrants	—	—	2,715	—	2,715
Settlement of restricted share units	2,347,500	2	(2)	—	—
Exercise of stock options and warrants	13,900	—	3	—	3
Settlement of share awards	1,543,320	2	(2)	—	—
Balance as of June 30, 2025	557,548,857	557	1,050,585	(388,991)	662,151

Six Months Ended June 30, 2025
Balance as of January 1, 2025	479,332,885	479	938,604	(327,937)	611,146
Net loss	—	—	—	(61,054)	(61,054)
Stock-based compensation	—	—	7,768	—	7,768
Issuance of replacement stock-based compensation	—	—	232	—	232
Issuance of common shares	74,311,252	74	89,790	—	89,864
Issuance of equity warrants	—	—	14,192	—	14,192
Settlement of restricted share units	2,347,500	2	(2)	—	—
Exercise of stock options and warrants	13,900	—	3	—	3
Settlement of share awards	1,543,320	2	(2)	—	—
Balance as of June 30, 2025	557,548,857	557	1,050,585	(388,991)	662,151
Should be read in conjunction with the notes to the unaudited condensed consolidated financial statements

10	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. dollars - unaudited)

	Six months ended June 30,
	2026	2025
Cash flows used in operating activities
Net loss	(210,348)	(61,054)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	111,843	63,977
Impairment of long-lived assets	17,186	33,696
Total other (income) expenses	(47,725)	489
Digital assets earned and hosting revenue received in Bitcoin	(62,553)	(135,127)
Stock-based compensation	13,512	7,768
Renewable energy credits earned	(6,119)	(6,540)
(Gain) loss on disposition of assets	759	(7,451)
Digital assets exchanged for services	—	5,125
Realized loss (gain) on sale of digital assets	12,990	(20,982)
Other	1,205	250
Change in fair value of digital assets	50,478	6,750
Interest income received	6,217	873
Interest expenses paid	(3,641)	(1,145)
Income tax paid	(877)	(237)
Proceeds from disposition of renewable energy and waste tax credits	13,389	4,070
Changes in non-cash working capital components	(13,931)	15,816
Net change in cash related to operating activities	(117,615)	(93,722)
Cash flows (used in) from investing activities
Proceeds from sale of digital assets	47,344	137,734
Purchase of property, plant and equipment and intangible assets	(53,413)	(62,063)
Proceeds from sale of property, plant and equipment and assets held for sale	2,330	3,045
Purchase of marketable securities	(2,783)	(9,628)
Proceeds from disposition of marketable securities	2,828	10,048
Purchase of derivative assets and liabilities	—	(78,463)
Settlement of derivative assets and liabilities	1,396	79,924
Equipment and construction prepayments	(51,721)	(4,771)
Proceeds from disposal of businesses	13,129	47,538
Acquisition of business	—	(48,084)
Investment in equity securities	—	(1,250)
Net change in cash related to investing activities	(40,890)	74,030
Cash flows from financing activities
Repayment of long-term debt	(113,637)	(209)
Repayment of finance lease liabilities	(280)	(394)
Issuance of common shares and warrants	—	23,608
Proceeds from long-term debt, net of transaction costs	445,124	47,544
Exercise of stock options	7,017	3
Purchase of capped calls	(41,840)	—
Net change in cash related to financing activities	296,384	70,552
Net increase in cash and restricted cash	137,879	50,860
Cash and restricted cash, beginning of the period	630,962	59,542
Exchange rates differences on currency translation	52	37
Cash and restricted cash, end of the period	768,893	110,439
Cash flows from discontinued operations	11,735	3,806
See accompanying notes to the unaudited condensed consolidated financial statements

11	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)

NOTE 1:    ORGANIZATION

Keel Infrastructure Corp. ("Keel" or the "Company") is a North American digital and energy infrastructure company that develops data centers and energy infrastructure to lease for high-performance computing ("HPC") and artificial intelligence ("AI") workloads. Keel was formed solely to effect the U.S. Redomiciliation Transaction described below and conducted no operations before the transaction was completed. On April 1, 2026, Keel became the ultimate parent company of Bitfarms Ltd. ("Bitfarms"), an Ontario corporation founded in 2017 that was previously the publicly traded parent of the Company's consolidated group. Bitfarms was not dissolved and, together with its subsidiaries, continues to conduct the business previously conducted as Bitfarms, now as an indirect wholly owned subsidiary of Keel. In connection with an internal corporate reorganization completed on June 15, 2026, Bitfarms was renamed "Backbone Hosting Solutions Inc."; for continuity, the Company continues to refer to this subsidiary as "Bitfarms" in these financial statements.

On April 1, 2026, Keel completed the U.S. Redomiciliation Transaction pursuant to a statutory plan of arrangement under Section 182 of the Business Corporations Act (Ontario) (the "Arrangement"). At the effective time, Keel indirectly acquired all issued and outstanding common shares of Bitfarms, and each Bitfarms common share was exchanged for one share of Keel common stock. No holder of Bitfarms common shares validly exercised dissent rights available under Section 185 of the Business Corporations Act (Ontario) in connection with the Arrangement. Keel is the successor issuer to Bitfarms under Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended, and Keel common stock is deemed registered under Section 12(b) of the Exchange Act. Successor issuer status is a securities registration concept and is distinct from, and does not itself determine, the Company's basis of accounting for the U.S. Redomiciliation Transaction, which is described in Note 2.

For accounting and financial reporting purposes, the U.S. Redomiciliation Transaction is a transaction between entities under common control that resulted in a change in reporting entity. Bitfarms is the Company's accounting predecessor, and the Company's condensed consolidated financial statements are presented as a continuation of Bitfarms' historical financial statements, as described in Note 2.

In addition to its pipeline of energy assets being developed in the United States for HPC and AI workloads, Keel currently maintains its legacy Bitcoin Mining operations in Canada while working to secure the legal and regulatory approvals to convert its energy purchase agreements in the United States and Canada from Bitcoin Mining to HPC and AI workloads. As part of the Bitcoin Mining operations, the Company owns and operates data centers housing specialized computers (referred to as "Miners") designed for validating transactions on the Bitcoin Blockchain (referred to as "Mining"). Keel generally operates its Miners 24 hours per day to produce computational power (measured in hashrate) used to perform hashing calculations. The Company sells this hashrate to Mining Pool operators under a formula-derived rate commonly known in the industry as Full Pay Per Share ("FPPS"). Under FPPS, Mining Pool operators compensate Mining companies for their hashrate based on the expected value of the revenue that would be generated by that hashrate over a given period, regardless of the Mining Pool's actual results during that period. This compensation may be paid in cryptocurrency, U.S. dollar, or another currency. Keel receives payments from Mining Pool operators in Bitcoin (as defined herein) on a daily basis and accumulates the Bitcoin it receives or exchanges it for U.S. dollar through reputable and established cryptocurrency trading platforms.

12	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 1:    ORGANIZATION (Continued)

Effective June 29, 2026, the Company ceased its Bitcoin Mining operations in the United States as part of its strategic transition to HPC and AI infrastructure development. The accelerated cessation is driven by HPC and AI infrastructure construction timelines as well as macro factors affecting the profitability of Bitcoin Mining.

The Company's transition from Bitcoin Mining to HPC and AI infrastructure affected all four of its United States sites during the three and six months ended June 30, 2026. On April 28, 2026, the Company ceased Bitcoin Mining operations at its Washington State site and began converting the site to an 18 gross MW HPC data center. On June 29, 2026, the Company ceased Bitcoin Mining operations at its Panther Creek, Scrubgrass and Sharon sites in Pennsylvania. The Company continues to generate revenue from the sale of energy at its Panther Creek and Scrubgrass sites, which had current gross energized capacity of approximately 60 gross MW and 63 gross MW, respectively, as of June 30, 2026, that is not yet contracted under an electric supply agreement, while the Company evaluates and develops these sites for HPC and AI workloads. The Company is planning on converting its 110 gross MW Sharon site to an HPC data center.

Terms and definitions
In these financial statements, the terms below have the following definitions:

	Term	Definition
1	BVVE	Blockchain Verification and Validation Equipment (primarily Miners and Mining-related equipment)
2	MW	Megawatt
3	CAD	Canadian dollars
4	USD	United States dollars

13	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 2:    SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation
These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company also consolidates certain variable interest entities ("VIEs") for which the Company is the primary beneficiary, generally as a result of having the power to direct the activities that most significantly affect the VIE’s economic performance and holding variable interests that convey to the Company the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs. Subsidiaries that are not considered VIEs are consolidated if the Company owns, directly or indirectly, a controlling interest in the entities. The Company performs an assessment at inception and regularly reevaluates whether the entity is a VIE and whether the Company continues to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements are presented in USD and have been prepared in accordance with the accounting principles generally accepted in the United States of America ("U.S. GAAP") and regulations of the U.S. Securities and Exchange Commission (the "SEC") applicable to interim financial information, which permit the omission of certain information to the extent it has not changed materially since the latest audited annual financial statements.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its unaudited consolidated balance sheets as of June 30, 2026 and its results of operations for the three and six months ended June 30, 2026 and 2025 and cash flows for the six months ended June 30, 2026, and 2025. The consolidated balance sheets as of December 31, 2025, was derived from the 2025 audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and related notes thereto contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 31, 2026 (the "Annual Report").

Additionally, since there are no differences between net income (loss) and comprehensive income (loss), all references to comprehensive income (loss) have been excluded from the unaudited condensed consolidated financial statements.

Accounting for the U.S. Redomiciliation Transaction
The U.S. Redomiciliation Transaction (Note 1) is accounted for as a transaction between entities under common control under ASC 805-50, because the same shareholder group held Bitfarms immediately before the transaction and holds Keel immediately after the transaction, in substantially the same proportions, through a one-for-one exchange of shares. The transaction is not a business combination within the scope of ASC 805-10 because there is no change in control over the underlying business, and Keel, as a newly formed entity that issued only equity to affect the transaction, is disregarded for accounting continuity purposes.

14	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 2:    SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for the U.S. Redomiciliation Transaction (Continued)
Accordingly, the Company recognizes the assets and liabilities of Bitfarms and its subsidiaries at their historical carrying amounts, with no step-up in basis, no fair value remeasurement, and no goodwill. The Company's condensed consolidated financial statements are presented as a continuation of Bitfarms' historical consolidated financial statements, and all periods presented have been retrospectively recast to reflect Keel's capital structure as if the U.S. Redomiciliation Transaction had occurred at the beginning of the earliest period presented. The reorganization and the retrospective recast of the capital structure had no effect on previously reported revenues, operating results, net loss, accumulated deficit, or total stockholders' equity for any period presented, other than the reclassification within stockholders' equity described in Note 14.

Before the U.S. Redomiciliation Transaction, Bitfarms was authorized to issue an unlimited number of common shares without par value. Keel common stock has a par value of $0.001 per share. For all periods presented, the Company presents common stock at the aggregate par value of the equivalent number of shares of Keel common stock and presents the historical carrying amount in excess of that par value as additional paid-in capital. This reclassification did not change total stockholders' equity, accumulated deficit, or the income statement for any period presented. Note 14 presents the recast of the comparative common stock and additional paid-in capital balances.

During the three and six months ended June 30, 2026, the Company incurred $374 and $5,371, respectively, of legal, accounting, and other professional fees directly related to the U.S. Redomiciliation Transaction, which are included in general and administrative expenses. As the U.S. Redomiciliation Transaction was a one-for-one exchange with the Company's existing shareholders and did not raise new capital, these costs are expensed as incurred rather than charged against additional paid-in capital.

The U.S. Redomiciliation Transaction changed the jurisdiction of the Company's ultimate parent from Canada to the United States. Total income tax expense recognized by the Company for the three and six months ended June 30, 2026 was not material, and the U.S. Redomiciliation Transaction did not have a material effect on the Company's current or deferred income tax provision for those periods.

The Company's position with respect to the recognition of its deferred tax assets remained unchanged during the six months ended June 30, 2026. As of June 30, 2026, the Company concluded that it is not more likely than not that sufficient taxable profit is expected to utilize these deferred tax assets.

Segment Reporting
Following the cessation of Bitcoin Mining operations at the Company's United States sites described in Note 1, the Company evaluated whether its continuing energy sales activities at its Panther Creek and Scrubgrass sites, and its data center development activities, constitute operating segments separate from Bitcoin Mining. The chief operating decision maker ("CODM") does not regularly review discrete revenue, cost, or profitability information for the Company's continuing energy sales activities to assess their performance or allocate resources to them as a business line, and no segment manager is directly accountable to the CODM for the operating results of the Company's HPC development activities separately from its Bitcoin Mining operations. Accordingly, Bitcoin Mining remained the Company's only reportable segment as of June 30, 2026, and no change in the composition of the Company's reportable segments occurred during the period.

15	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 2:    SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated balance sheets and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ materially from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s unaudited condensed consolidated financial statements include revenue recognition; measurement of digital assets; determination of the useful lives, residual values, depreciation method and recoverability of long-lived assets; impairment analysis of property, plant and equipment; allocating the fair value of purchase consideration to assets acquired and liabilities assumed in business combinations and measurement of financial instruments.

Adopted accounting pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). ASU 2025-05 provides an optional practical expedient when applying the guidance related to the estimate of expected credit losses for current accounts receivable and current contract assets resulting from transactions arising from contracts with customers. The Company adopted ASU 2025-05 effective January 1, 2026 and had elected to apply the practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets. The adoption of ASU 2025-05 did not have a material impact on the Company's consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments ("ASU 2024-04"). ASU 2024-04 clarifies the accounting for induced conversions of convertible debt instruments and improves the consistency of accounting for settlements of convertible debt that occur at terms different from those specified in the original contract. The Company adopted ASU 2024-04 effective January 1, 2026. The adoption of the ASU 2024-04 did not have a material impact on the Company’s consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818) ("ASU 2026-02"). ASU 2026-02 establishes a comprehensive accounting model for the recognition, measurement, presentation and disclosure of environmental credits and environmental credit obligations. The new standard is effective for the Company for its annual and interim periods beginning January 1, 2028, is to be applied using a modified retrospective transition method through a cumulative-effect adjustment as of the beginning of the period of adoption, and permits early adoption. The Company is currently evaluating the impact of adopting the standard.

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal Use Software ("ASU 2025-06"). ASU 2025-06 eliminates the distinction between software project development stages and clarifies the threshold applied to begin capitalizing costs. The new standard is effective for the Company for its annual and interim periods beginning January 1, 2028, and permits prospective, modified prospective, retrospective or early adoption. The Company is currently evaluating the impact of adopting the standard.

16	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 2:    SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently issued accounting pronouncements not yet adopted (Continued)

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity ("ASU 2025-03"), which amends the guidance for identifying the accounting acquirer in transactions involving the acquisition of a variable interest entity that meets the definition of a business. The guidance is intended to reduce diversity in practice and improve consistency in the application of acquisition accounting. The new standard is effective for the Company for its annual periods beginning January 1, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires additional disclosures of certain expenses in the notes of the financial statements, to provide enhanced transparency into the expense captions presented on the condensed consolidated statements of operations. Additionally, in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"), to clarify the effective date of ASU 2024-03. The new standard is effective for the Company for its annual periods beginning January 1, 2027 and for interim periods beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

NOTE 3:    BUSINESS COMBINATION

On March 14, 2025 (the "Acquisition Date"), the Company acquired 100% of the issued share capital of Stronghold Digital Mining, Inc. ("Stronghold") in a stock-for-stock merger transaction. Under the terms of the merger agreement, each Stronghold shareholder received 2.52 shares of Bitfarms for each Stronghold share they owned. A total of 59,866,609 common shares and 12,893,650 warrants were issued. In addition, the Company paid $51,060 on closing to retire Stronghold's outstanding loans and other closing costs. The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The fair value of the 59,866,609 shares issued as part of the consideration paid for Stronghold was based on the published share price on March 14, 2025 of $1.11 per share. Issuance costs of $196, which were directly attributable to the issuance of the shares, were netted against the deemed proceeds.

As a result of the business combination, the pre-existing hosting agreements between the Company and Stronghold were effectively settled. A gain of $945 was recognized on the settlement of the Refundable Hosting Deposits.

Stronghold is a vertically integrated power generation and data center company focused on environmental remediation and reclamation services in Pennsylvania, United States. The Stronghold transaction is aligned with the Company's strategic objectives to diversify its operations and expand its presence in the United States through vertical integration of power generation and energy arbitrage capabilities.

17	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 3:    BUSINESS COMBINATION (Continued)

Details of the final purchase price allocation and the fair value of the net assets acquired on March 14, 2025 are as follows:

As of March 14,
2025
Purchase consideration
Cash paid through repayment of debts	44,982
Reimbursement of Stronghold's acquisition-related costs	6,078
Fair value of shares issued	66,452
Fair value of warrants issued	11,477
Fair value of replacement stock-based compensation	232
Settlement of Refundable Hosting Deposits	15,474
Fair value of consideration transferred	144,695
Net identifiable assets acquired
Cash	2,976
Accounts receivable	1,095
Short-term prepaid deposits	1,732
Other assets (current)	118
Rights to renewable energy credits and waste tax credits	8,989
Inventories	3,269
Property, plant and equipment	152,264
Intangible assets	51
Operating and finance lease right-of-use assets	1,594
Other non-current assets	1,550
Accounts payable and accrued expenses	(23,488)
Current portion of long-term debt	(420)
Current portion of operating and finance lease liabilities	(800)
Long-term debt	(460)
Non-current operating and finance lease liabilities	(756)
Other non-current liabilities	(3,019)
Total net identifiable assets acquired	144,695

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
The following table presents the supplemental cash flow information:

Year ended December 31,
2025
Cash outflow, net of cash acquired
Cash consideration	51,060
Less: cash balances acquired	(2,976)
Net cash outflow related to investing activities	48,084

18	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 4:    RIGHTS TO RENEWABLE ENERGY CREDITS ("RECs") AND WASTE TAX CREDITS ("WTCs")

	As of June 30,			As of December 31,
	2026			2025
	RECs	WTCs	Total	RECs	WTCs	Total
Balance as of January 1,	6,906	11,572	18,478	—	—	—
Additions related to business combination	—	—	—	3,104	5,885	8,989
Additions during the period	4,201	1,918	6,119	17,076	5,687	22,763
Less: sale of credits to third parties	(9,098)	(4,291)	(13,389)	(13,274)	—	(13,274)
Balance as of period end	2,009	9,199	11,208	6,906	11,572	18,478
Less: current portion	(2,009)	(7,130)	(9,139)	(6,906)	(11,572)	(18,478)
Non-current portion	—	2,069	2,069	—	—	—

NOTE 5:    DIGITAL ASSETS

Bitcoin transactions and the corresponding values for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three months ended June 30,
	2026		2025
	Quantity	Value ($)	Quantity	Value ($)
Balance of digital assets including restricted digital assets as of April 1,	2,469	168,481	1,492	123,232
Bitcoin earned*	354	25,495	556	54,456
Bitcoin earned from discontinued operations	18	1,296	162	15,874
Hosting revenue received in Bitcoin	2	54	15	379
Bitcoin received in exchange for goods	—	—	2	181
Change in Bitcoin earned, not received	3	238	1	12
Bitcoin exchanged for cash	(585)	(42,971)	(1,052)	(100,471)
Realized (loss) gain on disposition of digital assets	—	(11,180)	—	16,005
Unrealized (loss) gain on digital assets	—	(9,029)	—	16,283
Balance of digital assets including restricted digital assets as of June 30,	2,261	132,384	1,176	125,951
Less: Restricted digital assets as of June 30,**	—	—	(625)	(66,922)
Balance of digital assets excluding restricted digital assets as of June 30,	2,261	132,384	551	59,029

19	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 5:    DIGITAL ASSETS (Continued)

	Six months ended June 30,
	2026		2025
	Quantity	Value ($)	Quantity	Value ($)
Balance of digital assets including restricted digital assets as of January 1,	2,060	180,285	1,285	120,124
Bitcoin earned*	742	54,921	1,048	99,562
Bitcoin earned from discontinued operations	96	7,378	363	34,843
Hosting revenue received in Bitcoin	9	254	21	722
Bitcoin received in exchange for goods	—	—	2	181
Change in Bitcoin earned, not received	3	358	(8)	(800)
Bitcoin exchanged for cash	(649)	(47,344)	(1,480)	(137,734)
Bitcoin exchanged for services	—	—	(55)	(5,179)
Realized (loss) gain on disposition of digital assets	—	(12,990)	—	20,982
Unrealized loss on digital assets	—	(50,478)	—	(6,750)
Balance of digital assets including restricted digital assets as of June 30,	2,261	132,384	1,176	125,951
Less: Restricted digital assets as of June 30,**	—	—	(625)	(66,922)
Balance of digital assets excluding restricted digital assets as of June 30,	2,261	132,384	551	59,029

The Company's Bitcoin, including restricted digital assets, had a cost basis of $205,946 as of June 30, 2026 (June 30, 2025: $102,852).

* Management estimates the fair value of Bitcoin earned on a daily basis as the quantity of cryptocurrency received multiplied by the price quoted on Coinbase Prime on the day it was received. Management considers the prices quoted on Coinbase Prime to be a Level 1 input under ASC 820, Fair Value Measurement.

** As of June 30, 2025, the digital assets comprise i) 198 Bitcoin for the Bitcoin payment ("Bitcoin Pledged") to a third party as deposits of Miners presented as restricted digital assets. As the Company has the right to redeem the Bitcoin Pledged, the ability of the third party to control the asset is limited, and the Bitcoin Pledged does not meet the definition of a sale; and ii) 427 Bitcoin held by a financial institution in connection with Bitcoin selling contracts.

20	Page

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

On March 16, 2026, Reliz Ltd., the operating entity of BlockFills, a Chicago‑based cryptocurrency brokerage, trading platform, and liquidity provider, filed voluntary petitions for relief under Chapter 11 restructuring proceedings of the United States Bankruptcy Code. Prior to March 16, 2026, in connection with its Bitcoin option and selling contracts, the Company closed all outstanding contracts with BlockFills. During the six months ended June 30, 2026, the Company recorded a credit loss expense for the $4,218 receivable from BlockFills related to the closed contracts and was recorded in Other Expenses in the unaudited condensed consolidated statements of operations.
Bitcoin redemption options
Starting in November 2024, the Company entered into purchase orders of Miners with a supplier which allows the Company to pay for the Miners in cash, Bitcoin or a combination of both. The right to redeem the Bitcoin ("Bitcoin Redemption Option") meets the definition of an embedded derivative. As of December 31, 2025, the Company no longer held any Bitcoin Redemption Options.

Capped call transactions
In October 2025, in connection with the 2025 Convertible Notes (as defined in Note 13 below), the Company entered into capped call transactions ("2025 Capped Calls"), with a cap price of $11.88 per share (representing a 125% premium over the reference price). The 2025 Capped Calls do not meet the scope exception from derivative accounting, as they fail the equity classification requirements as the Company cannot settle these transactions by means other than cash and are therefore treated as a derivative asset, which are measured at fair value.

In connection with the U.S. Redomiciliation Transaction, the reference security under the 2025 Capped Calls became Keel common stock on the same one-for-one basis applicable to the exchange of Bitfarms common shares for Keel common stock. The number of underlying shares, strike price, cap price, and other substantive economic terms of the 2025 Capped Calls were unchanged. The Company evaluated the conformed terms under ASC 815 and concluded that the substitution did not change the existing derivative-asset classification or valuation model and did not result in a modification gain or loss.

21	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 6:    DERIVATIVE ASSETS AND LIABILITIES (Continued)

The following table summarizes the derivatives and reconciles the fair value measurement, which are classified within Level 2 of the fair value hierarchy:

	As of June 30,			As of December 31,
	2026			2025
	six-month period			twelve-month period
	2025 Capped Calls	Bitcoin option and selling contracts		2025 Capped Calls	Bitcoin redemption options	Bitcoin option and selling contracts
	Derivative Assets	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Assets	Derivative Assets	Derivative Liabilities
Balance as of January 1,	5,200	2,287	(2,922)	—	3,418	—	(128)
Initial recognition	—	—	—	69,090	1,072	—	—
Purchases	—	—	4,122	—	—	89,478	64,965
Settlement	—	(5,363)	—	—	—	(73,659)	(99,256)
Remeasurement recognized in statement of operations	73,600	3,076	(1,200)	(63,890)	(4,490)	(13,532)	31,497
Balance as of period end	78,800	—	—	5,200	—	2,287	(2,922)

Total derivative assets	—			2,287
Total long-term derivative assets	78,800			5,200
Total derivative liabilities	—			(2,922)

The following Gain on derivative assets and liabilities is recognized in the unaudited consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Gain (loss) on Bitcoin options and selling contracts
Unrealized change in fair value of outstanding contracts	—	6,566	(1,553)	228
Realized (loss) gain on settled contracts	—	(4,564)	3,429	225
	—	2,002	1,876	453
Gain (loss) on Bitcoin redemption options
Unrealized change in fair value	—	1,672	—	(1,508)
Realized gain on settled options	—	110	—	1,125
	—	1,782	—	(383)
Gain on 2025 Capped Calls
Unrealized change in fair value	77,040	—	73,600	—

Gain on derivative assets and liabilities	77,040	3,784	75,476	70

Refer to Note 16 for more details of derivative instruments.

22	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 7:     RESTRICTED CASH

	As of June 30,	As of December 31,
	2026	2025
Restricted cash as covenant for the Credit Facility	—	57,500
Restricted cash as collateral for the letters of credit	53,377	—
	53,377	57,500

In February 2026, the Credit Facility was fully repaid and the cash balance of $57,500 is no longer restricted. Refer to Note 13 for more details.

In March 2026, the Company issued two letters of credit requiring a total of $41,075 of restricted cash pledged as collateral as of June 30, 2026. Refer to Note 21 for more details.

In June 2026, the Company issued one letter of credit requiring $12,302 of restricted cash pledged as collateral as of June 30, 2026. Refer to Note 21 for more details.

NOTE 8:    ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Miners and Mining electrical components
As of June 30, 2026 and December 31, 2025, the Company determined it had surplus Miners and Mining electrical equipment that met the criteria as "assets held for sale" under ASC 360-10-45 as of the respective balance sheet dates. These assets were measured at the lower of their carrying amount and fair value less costs to sell at the time of the classification. These surplus assets are not determined to be discontinued operations as their planned sale did not represent a strategic shift on the Company's operations and financial results.

The significant net increase in surplus Miners and Mining electrical components classified as held for sale as of June 30, 2026 compared to December 31, 2025 is primarily attributable to the Company's cessation of Bitcoin Mining operations at its United States sites. Following the shutdown of the Washington State site in April 2026 and the subsequent cessation of operations at Panther Creek, Scrubgrass, and Sharon in Pennsylvania effective June 2026, the associated Miners and electrical equipment were no longer required for ongoing Bitcoin Mining operations and were identified for sale.

The fair value of these assets was determined using the market approach, which is based on recent sales prices for similar Miners and equipment. Such fair value measurements are a non-recurring Level 3 measurement under the fair value hierarchy. The key assumption used by Management to determine fair value is the most recent amount contracted with a third party for a comparable Miner or equipment sold.

23	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 8:    ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (Continued)

Assets of disposal group classified as held for sale
In addition to surplus Miners and equipment, the Company classified assets in Paraguay which met the criteria as "assets held for sale" during the year ended December 31, 2025, which have been classified as discontinued operations as detailed in this note. The Paraguay disposal group included the Paso Pe Bitcoin data center which met the "held for sale" criteria during the third quarter of 2025 and was sold during the three and six months ended June 30, 2026, as further described below.

The following table provides the components of the assets or disposal groups that either met the criteria of "assets held for sale" as of June 30, 2026 or December 31, 2025.

	As of June 30,	As of December 31,
	2026	2025
Miners	13,013	166
Mining electrical components	2,901	3,198
Assets of disposal group classified as held for sale:
Other assets	—	1,404
Inventories - electronic and networking components	—	426
Property, plant and equipment	—	17,168
Long-term deposits and equipment prepayments	—	1,145
Refundable deposits - security deposits for energy	—	5,157
	15,914	28,664

24	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 8:    ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (Continued)

Discontinued operations
In 2025, the Company began a significant transformation of its corporate strategy, exiting its Latin American Bitcoin Mining operations in Paraguay and Argentina to fully concentrate on the U.S. and Canadian HPC infrastructure markets. As a result of these strategic decisions, the Company classified certain of its Latin American asset groups as "held for sale" and its operations as discontinued operations. As discussed below, the Argentina asset group was abandoned, and therefore its assets were not classified as "held for sale". The Company sold Backbone Argentina during the three and six months ended June 30, 2026, as further described below and completed the sale and discontinuation of the Company's South American operations.

The combined results of the Company's Argentina and Paraguay operations for the three and six months ended June 30, 2026 and 2025 are presented below:

	Three months ended June 30,
	2026			2025
	Argentina	Paraguay	Total	Argentina	Paraguay	Total
Revenues*	—	1,296	1,296	3,657	12,217	15,874
Cost of revenues	—	(1,287)	(1,287)	(5,775)	(12,430)	(18,205)
Gross profit (loss)	—	9	9	(2,118)	(213)	(2,331)
Operating expenses
General and administrative expenses	(572)	(343)	(915)	(1,438)	(575)	(2,013)
Gain (loss) on disposition of property, plant and equipment and deposits	(287)	128	(159)	70	4	74
Impairment of long-lived assets	—	—	—	(14,872)	—	(14,872)
Operating loss	(859)	(206)	(1,065)	(18,358)	(784)	(19,142)
Interest expense	—	—	—	—	(29)	(29)
Other (expense) income	(9)	(23)	(32)	22	106	128
Total other (expense) income	(9)	(23)	(32)	22	77	99
Loss before income taxes	(868)	(229)	(1,097)	(18,336)	(707)	(19,043)
Income tax recovery (expense)	—	53	53	457	(111)	346
Loss from discontinued operations	(868)	(176)	(1,044)	(17,879)	(818)	(18,697)
*Revenues are presented based on the geographical contribution of computational power used for hashing calculations (measured by hashrate) or sales to external customers.

25	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 8:    ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (Continued)

Discontinued operations (Continued)

	Six months ended June 30,
	2026			2025
	Argentina	Paraguay	Total	Argentina	Paraguay	Total
Revenues*	—	7,378	7,378	10,612	24,231	34,843
Cost of revenues	—	(7,149)	(7,149)	(13,828)	(24,084)	(37,912)
Gross profit (loss)	—	229	229	(3,216)	147	(3,069)
Operating expenses
General and administrative expenses	(4,420)	(1,302)	(5,722)	(3,001)	(1,454)	(4,455)
Gain (loss) on disposition of property, plant and equipment and deposits	37	123	160	(126)	4	(122)
Impairment of long-lived assets	(811)	(12,806)	(13,617)	(33,696)	—	(33,696)
Operating loss	(5,194)	(13,756)	(18,950)	(40,039)	(1,303)	(41,342)
Interest income	—	—	—	—	74	74
Interest expense	—	—	—	—	(62)	(62)
Other income	70	4	74	386	36	422
Total other income	70	4	74	386	48	434
Loss before income taxes	(5,124)	(13,752)	(18,876)	(39,653)	(1,255)	(40,908)
Income tax recovery (expense)	—	53	53	(1)	(193)	(194)
Loss from discontinued operations	(5,124)	(13,699)	(18,823)	(39,654)	(1,448)	(41,102)
Gain on disposition of Yguazu Bitcoin data center	—	—	—	—	5,225	5,225
(Loss) gain from discontinued operations	(5,124)	(13,699)	(18,823)	(39,654)	3,777	(35,877)
*Revenues are presented based on the geographical contribution of computational power used for hashing calculations (measured by hashrate) or sales to external customers.

The net cash flows incurred by Argentina's and Paraguay's operations are, as follows:

	Six months ended June 30,
	2026	2025
Net change in cash related to operating activities	(7,220)	(16,698)
Net change in cash related to investing activities	19,105	20,730
Net change in cash related to financing activities	(150)	(226)
Net change in cash generated by the discontinued operations	11,735	3,806

26	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 8:    ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (Continued)

Discontinued operations (Continued)

i.Argentina's operations as discontinued operations
During the second quarter of 2025, the Company's energy supplier halted the supply of electricity to the Company's Rio Cuarto, Argentina Bitcoin data center. Following this event, on August 11, 2025, the Company determined that it would discontinue and abandon its operations in Rio Cuarto, Argentina. The Company negotiated to eliminate its asset retirement obligation and reduced the reserved power to a minimum. As of September 30, 2025, the Company's Argentina operations were abandoned and classified as a discontinued operation. As these operations represent an asset group that was abandoned, it is not classified as "held for sale" of a disposal group. Notwithstanding, commencing in the second quarter of 2025, the Company also identified certain electrical equipment and BVVE that could be sold separately and not abandoned.

Impairment on Argentina asset group in the first quarter of 2025
During the first quarter of 2025, due to indicators of impairment that included the decline of the Company's market capitalization and Bitcoin price, the Company performed recoverability tests for operating Bitcoin data centers in Canada, United States, Paraguay and Argentina. The Company also experienced an increase in gas prices which affected the Company's cost of energy in Argentina.

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

Also, the Company wrote down the carrying amount of Miners held for sale to their fair value less costs to sell for $1,320.

Impairment in Argentina asset group in the second quarter of 2025
Management considered the suspension of the Bitcoin Mining activities in Argentina as an indicator of impairment and performed a recoverability test for its operating Bitcoin data center in Argentina. The sum of the estimated undiscounted future cash flows for the Argentina asset group was determined to be lower than its carrying amount, therefore the Argentina asset group is not recoverable and an impairment loss in the amount of $14,872 was recognized to write down the carrying amount of the asset group to its fair value less cost to sell. Fair value was determined using an income approach under ASC 820 based on a discounted cash flow model as previously described above.

27	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 8:    ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (Continued)

Discontinued operations (Continued)

i.Argentina's operations as discontinued operations (Continued)
Sale of Argentina Subsidiary
On May 8, 2026, the Company entered into a definitive share purchase agreement for the sale of its wholly-owned Argentina subsidiary, Backbone Hosting Solutions SAU ("Backbone Argentina"). The agreement included the transfer of all assets and liabilities of Backbone Argentina, which previously operated the Company’s Bitcoin mining data center in Rio Cuarto, Argentina. The total cash consideration received on June 24, 2026 ("Closing Date") was $129.

As of the Closing Date, the Backbone Argentina asset group subject to the proposed sale agreement had a carrying value of $781 in total assets (excluding cash) and $452 in total liabilities recorded on the Company’s consolidated balance sheets, resulting in a loss of $200 during the three and six months ended June 30, 2026.

ii.      Paraguay's operations as discontinued operations and assets held for sale
During the first quarter of 2025, the Company finalized the sale of its Yguazu Bitcoin data center in Paraguay. Subsequently, during the third quarter of 2025, the Company determined that the Paso Pe Bitcoin data center met the criteria to be classified as "held for sale", and that all operations in Paraguay should be classified as discontinued operations as the Company makes a strategic shift towards HPC data center projects in North America.
Sale of the Yguazu Bitcoin Data Center
On March 17, 2025, the Company completed the sale of its 200 gross MW Bitcoin data center under development in Yguazu, Paraguay to HIVE Digital Technologies Ltd. ("HIVE") pursuant to a January 24, 2025 share purchase agreement. The transaction involved the sale of the Company's 100% ownership stake in the Yguazu Bitcoin data center and resulted in the derecognition of the subsidiary’s assets and liabilities. The transaction details are as follows:

As of March 17,
2025
Consideration
Advance received in January 2025 upon signing the LOI	20,000
Cash received upon closing	12,038
Receivable over 6 equal monthly payments following the closing date*	31,000
Other costs assumed by HIVE	222
Total consideration received	63,260
Net assets transferred
Current assets	2,590
Property, plant and equipment	34,006
Intangible asset	309
Long-term deposits and equipment prepayments	18,321
Security deposit for energy	2,809
Total net assets transferred	58,035
Gain on disposal of subsidiary	5,225
* The $31,000 interest-free receivable was fully collected by the end of the third quarter of 2025.

28	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 8:    ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (Continued)

Discontinued operations (Continued)

ii.      Paraguay's operations as discontinued operations and assets held for sale (Continued)

Impairment during the first quarter of 2026
During the first quarter of 2026, the Company used the most recent agreed upon selling price to estimate the fair value less costs to sell of the Paso Pe Bitcoin data center and recognized a further impairment loss of $12,806. This impairment loss is presented within loss from discontinued operations in the consolidated statements of operations.

Sale of the Paso Pe Bitcoin data center
On April 21, 2026, the Company completed the sale of Paso Pe Bitcoin data center pursuant to a January 2026 definitive share purchase agreement. The transaction involved the sale of the Company's 100% ownership stake in the Company's subsidiary, D&N Ingeniería S.A. The total agreed purchase price was approximately $13,000, which was fully received as of April 21, 2026.

The transaction details are as follows:

As of April 21,
2026
Consideration
Cash received upon closing	13,000
Total consideration received	13,000
Net assets transferred
Other assets	1,435
Inventories - electronic and networking components	426
Property, plant and equipment	4,503
Long-term deposits and equipment prepayments	1,414
Other non-current assets	5,157
Accounts payable and accrued expenses	(59)
Total net assets transferred	12,876
Gain on disposal of subsidiary	124

29	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 9:     IMPAIRMENT FROM CONTINUING OPERATIONS

The following table summarizes the impairment loss in the unaudited consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Impairment of assets held for sale*	698	—	2,684	—
Property, plant and equipment	885	—	885	—
Impairment from continuing operations	1,583	—	3,569	—
* Upon classification as "held for sale", the assets were measured at the lower of carrying amount or fair value less cost to sell.

Impairment loss
During the three and six months ended June 30, 2026, the Company recognized a write-off of $885 (three and six months ended June 30, 2025: nil), related to non-functional Miners at the Panther Creek and Scrubgrass sites that were retired during the period.

During the three and six months ended June 30, 2026, the Company recognized $698 and $2,684, respectively (three and six months ended June 30, 2025: nil), of impairment on Miners "held for sale" as a result of the reassessment of the fair value less costs to sell.

30	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 10:    PROPERTY, PLANT AND EQUIPMENT, NET

As of June 30, 2026 and December 31, 2025, property, plant and equipment ("PPE") consisted of the following:

	As of June 30,	As of December 31,
	2026	2025
BVVE	193,762	344,075
Energy infrastructure	102,925	102,133
Leasehold improvements	14,381	14,538
Buildings	11,432	13,536
Machinery and equipment	12,682	11,989
Vehicles	1,485	1,544
Land	51,758	48,119
Construction in progress	64,781	12,169
	453,206	548,103
Accumulated depreciation	(166,151)	(189,770)
Carrying amount	287,055	358,333

Assets not subject to depreciation
As of June 30, 2026, property, plant and equipment that are not yet placed into service amounted to $64,781 (December 31, 2025: $12,169) and land was $51,758 (December 31, 2025: $48,119). These assets are not depreciated. Depreciation begins when assets are ready and available for their intended use; land is not depreciated.

Changes in the useful life, residual value
During the three and six months ended June 30, 2026, the Company continued its strategic transition from Bitcoin Mining operations to HPC and AI workloads infrastructure and ceased Bitcoin Mining operations at its Washington State, Panther Creek, Scrubgrass and Sharon sites, as described in Note 1. This change in operations caused management to evaluate the estimated useful lives and residual values of certain long-lived assets with an aggregate carrying value of $82,880 immediately before the revision. This constitutes a change in accounting estimate under ASC 250-10-45-17.

Management revised the useful lives and residual values of the affected assets to align with the decommissioning dates, which resulted in accelerated depreciation to ensure the carrying value is reduced to residual value by the end of each asset's service period. This change in estimate was applied prospectively effective June 29, 2026. As a result, the Company recognized additional depreciation expense of approximately $62,993 and $67,662 for the three and six months ended June 30, 2026, respectively. The impact on basic and diluted loss per share was $(0.10) and $(0.11) for the three and six months ended June 30, 2026, respectively.

31	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 11:    LONG-TERM DEPOSITS, EQUIPMENT PREPAYMENTS AND OTHER

	As of June 30,	As of December 31,
	2026	2025
Equipment and construction prepayments*	71,885	20,164
Insurance prepaids, security deposits for energy and rent	9,443	9,199
Deferred transaction fees - undrawn tranche of the credit facility	—	1,670
	81,328	31,033
*Deposits for construction work and materials mainly related to the development of HPC data centers.

NOTE 12:    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	As of June 30,	As of December 31,
	2026	2025
Accounts payable	18,281	16,271
Accrued expenses	16,675	18,703
Government remittances payable	11,737	11,469
	46,693	46,443
NOTE 13:    LONG-TERM DEBT

The Company's long-term debt is as follows:

	As of June 30,	As of December 31,
	2026	2025
Building financing	1,679	1,704
Equipment financing	2,058	1,642
Credit Facility	—	104,857
Unamortized transaction costs - Credit Facility	—	(10,049)
2025 Convertible Notes	593,607	589,565
Unamortized debt discount - 2025 Convertible Notes	(16,323)	(18,250)
2026 Convertible Notes	458,334	—
Unamortized debt discount - 2026 Convertible Notes	(13,526)	—
Total long-term debt, net of transaction cost and debt discount	1,025,829	669,469
Current portion of long-term debt	(6,754)	(97,022)
Non-current portion of long-term debt	1,019,075	572,447

32	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 13:    LONG-TERM DEBT (Continued)

Movement in long-term debt is as follows:

	As of June 30,	As of December 31
	2026	2025
Balance as of January 1,	669,469	1,576
Issuance of long-term debt	458,650	689,306
Addition from business combination	—	880
Repayments	(117,194)	(1,930)
Interest on long-term debt	5,975	7,841
Transaction costs and debt discount	(13,526)	(31,447)
Amortization of transaction costs and debt discount	2,656	3,148
Loss on extinguishment of long-term debt	19,858	—
Foreign exchange	(59)	95
Balance as of period end	1,025,829	669,469

Credit Facility
In April 2025, the Company signed a credit facility for up to $300,000 (the ''Credit Facility'') with Macquarie.

An initial $50,000 was drawn (the ''Initial Tranche''), bearing interest at 8% per annum, with monthly payments and a term of two years. Interest for the first three months was paid in kind and added to the loan. The payments shall be solely interest until the Initial Tranche maturity date, April 1, 2027, at which time the principal debt of $50,000 and interest paid in kind would be payable in full. In connection with the Initial Tranche, Macquarie received 5,330,946 equity warrants convertible for common shares of the Company with an initial fair value of $2,900. Refer to Note 14 for more details. The $50,000 proceeds from the Initial Tranche were allocated to the equity warrants and debt based on relative fair value. Therefore, a discount on debt of $2,711 is deducted from the carrying amount of the debt and is amortized over the term of the Initial Tranche.

An additional $250,000 (''Second Tranche'') was made available to the Company as it achieves specific development milestones at the Panther Creek, Pennsylvania, United States location.

In October 2025, the Company converted the entirety of the loan into a $300,000 project debt facility for the development of the Panther Creek property and secured at the project level with a parent company guarantee, with the Initial Tranche rolled into the project debt facility. The Company drew an additional $50,000 from the converted facility, for a total of $100,000 drawn and issued an additional 2,197,127 equity warrants convertible for common shares of the Company with an initial fair value of $7,093. Refer to Note 14 for more details. The $50,000 proceeds from the Second Tranche were allocated to the equity warrants and debt based on relative fair values. Therefore, a discount on debt of $5,899 is deducted from the carrying amount of the debt and is amortized over the term of the Second Tranche.

In February 2026, the Credit Facility was fully repaid for a total of $116,855, including interest, principal and additional base return fees and the cash balance of $57,500 is no longer restricted. The Company recorded a total $21,596 loss related to the termination of the Credit Facility, which included $19,858 from the extinguishment itself and $1,738 in transaction costs recorded in long-term deposits and other related fees. These amounts are presented within Loss on extinguishment of long-term debt in the unaudited consolidated statements of operations.

33	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 13:    LONG-TERM DEBT (Continued)

2025 Convertible Notes
In October 1, 2025, the Company issued $588,000 aggregate principal amount of convertible senior notes (the "2025 Convertible Notes"), which included the full exercise of the purchasers’ option to purchase up to an additional $88,000 principal amount of 2025 Convertible Notes. The 2025 Convertible Notes are unsecured, bear interest at 1.375% per annum, payable semi-annually and mature on January 15, 2031, unless earlier converted, redeemed or repurchased. The Company purchased the 2025 Capped Calls to reduce the potential dilution to its common stock (or reduce the Company's cash payment obligation if the 2025 Convertible Notes are settled in cash) if the trading price of the Company's common stock price exceeds the conversion price of the 2025 Convertible Notes at the time of conversion. The 2025 Capped Calls are a legally separate derivative instrument which is accounted for separately from the 2025 Convertible Notes. Refer to Notes 6 and 16 for more details.

Prior to October 15, 2030, the 2025 Convertible Notes may be converted only upon the occurrence of certain events, including: (i) during specified periods when the market price of the Company’s common shares exceeds 130% of the applicable conversion price, (ii) during specified periods when the trading price of the 2025 Convertible Notes is less than 98% of the product of the last reported sale price of the Company’s common shares and the applicable conversion rate, (iii) following a notice of redemption by the Company, or (iv) upon the occurrence of specified corporate events. On or after October 15, 2030 and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2025 Convertible Notes at any time, regardless of these conditions.

Upon conversion, the Company may settle the obligation in cash, common shares, or a combination of both, at its discretion. The initial conversion rate is 145.6876 common shares per $1 principal amount, which is equivalent to an initial conversion price of approximately $6.86 per share, representing a 30% premium over the $5.28 reference price. The $5.28 reference price is the last reported sale price of the Company's common shares on Nasdaq on October 16, 2025. The conversion rate is subject to customary anti-dilution adjustments and, in certain circumstances, may be increased for conversions in connection with a make-whole fundamental change or following a notice of redemption.

The 2025 Convertible Notes are not redeemable prior to October 20, 2028, except upon the occurrence of certain changes in laws governing Canadian withholding taxes. On or after October 20, 2028, the Company may redeem the 2025 Convertible Notes, in whole or in part, for cash if the last reported sale price of its common shares has been at least 130% of the conversion price for at least 20 trading days, whether or not consecutive, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. In the event of a fundamental change, holders may require the Company to repurchase their 2025 Convertible Notes for cash at 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date.

Transaction costs of $18,937 relating to agent fees and legal fees were capitalized and deducted from the carrying amount of the 2025 Convertible Notes. Net proceeds from the offering were $569,063.

As of June 30, 2026, none of the conditions permitting the holders of the 2025 Convertible Notes to convert their notes early or to require the Company to repurchase the 2025 Convertible Notes for cash have been met. Accordingly, the 2025 Convertible Notes are classified as long-term debt.

34	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 13:    LONG-TERM DEBT (Continued)

U.S. Redomiciliation Transaction
On April 1, 2026, the Company, Bitfarms, and the trustee entered into a supplemental indenture in connection with the U.S. Redomiciliation Transaction. Under the supplemental indenture, the Company became a co-obligor with Bitfarms for the payment, performance, and conversion-delivery obligations under the indenture governing the 2025 Convertible Notes. Bitfarms remains the issuer of the 2025 Convertible Notes and remains fully liable for its obligations under the indenture. Following the U.S. Redomiciliation Transaction, the reference property deliverable upon conversion of the 2025 Convertible Notes changed from Bitfarms common shares to Keel common stock. The supplemental indenture did not change the principal amount, interest rate, maturity date, conversion rate, or other economic terms of the 2025 Convertible Notes. The Company concluded that the addition of a co-obligor did not change the substantive terms or contractual cash flows of the 2025 Convertible Notes as between the Company and the note holders and, accordingly, did not result in a debt extinguishment or a substantial modification under ASC 470-50. The existing carrying amount, unamortized debt discount, and effective interest rate of the 2025 Convertible Notes continued without adjustment.

2026 Convertible Notes
In June 2026, the Company issued $458,000 aggregate principal amount of 1.250% convertible senior notes due 2032 (the "2026 Convertible Notes"), which included the full exercise of the purchasers’ option to purchase up to an additional $58,000 principal amount of 2026 Convertible Notes. The 2026 Convertible Notes are senior, unsecured obligations of the Company and are fully and unconditionally guaranteed, on a senior unsecured basis, by Bitfarms Ltd., a consolidated subsidiary of the Company. The 2026 Convertible Notes bear interest at 1.250% per annum, payable semi-annually, and mature on January 15, 2032, unless earlier converted, redeemed or repurchased. In connection with the offering, the Company entered into privately negotiated capped call transactions (the "2026 Capped Calls") to reduce the potential dilution to its common shares (or to reduce the Company's cash payment obligation if the 2026 Convertible Notes are settled in cash) to the extent the trading price of the Company's common shares exceeds the conversion price of the 2026 Convertible Notes at the time of conversion, subject to a cap. The 2026 Capped Calls are freestanding instruments entered into separately from, and accounted for separately from, the 2026 Convertible Notes. Refer to Notes 14 and 17 for more details.
Prior to October 15, 2031, the 2026 Convertible Notes may be converted only upon the occurrence of certain events, including: (i) during specified periods when the market price of the Company's common shares exceeds 130% of the applicable conversion price, (ii) during specified periods when the trading price of the 2026 Convertible Notes is less than 98% of the product of the last reported sale price of the Company's common shares and the applicable conversion rate, (iii) following a notice of redemption by the Company, or (iv) upon the occurrence of specified corporate events. On or after October 15, 2031 and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2026 Convertible Notes at any time, regardless of these conditions.

35	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 13:    LONG-TERM DEBT (Continued)

2026 Convertible Notes (Continued)
Upon conversion, the Company may settle the obligation in cash, common shares, or a combination of both, at its discretion. The initial conversion rate is 134.9073 common shares per $1 principal amount, which is equivalent to an initial conversion price of approximately $7.41 per share, representing a 25% premium over the $5.93 reference price. The $5.93 reference price is the last reported sale price of the Company's common shares on Nasdaq on June 4, 2026. The conversion rate is subject to customary anti-dilution adjustments and, in certain circumstances, may be increased for conversions in connection with a make-whole fundamental change or following a notice of redemption, subject to a maximum conversion rate of 168.6340 common shares per $1 principal amount.
The 2026 Convertible Notes are not redeemable prior to July 20, 2029. On or after July 20, 2029, the Company may redeem the 2026 Convertible Notes, in whole or in part, at its option, for cash if the last reported sale price of its common shares has been at least 130% of the conversion price for at least 20 trading days, whether or not consecutive, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. No sinking fund is provided for the notes. In the event of a fundamental change, holders may require the Company to repurchase their 2026 Convertible Notes for cash at 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the fundamental change repurchase date.

Transaction costs of $13,526 relating to agent fees and legal fees were capitalized and deducted from the carrying amount of the 2026 Convertible Notes. Net proceeds from the offering were $444,474.

NOTE 14:    STOCKHOLDERS' EQUITY

Common and Preferred shares
Before the U.S. Redomiciliation Transaction, Bitfarms Ltd. was authorized to issue an unlimited number of common shares without par value. At the effective time of the U.S. Redomiciliation Transaction on April 1, 2026, 602,851,137 issued and outstanding Bitfarms common shares were exchanged, on a one-for-one basis, for 602,851,137 shares of Keel common stock. No holder of Bitfarms common shares validly exercised dissent rights available under Section 185 of the Business Corporations Act (Ontario) in connection with the U.S. Redomiciliation Transaction. Accordingly, no dissenting-shareholder liability or temporary equity was recognized, and the full population of Bitfarms common shares outstanding was exchanged for Keel common stock.

As a result of the U.S. Redomiciliation Transaction, on April 1, 2026, the Company's authorized share capital became the authorized share capital of Keel, which consists of 1,500,000,000 shares of Common Stock, with a par value of $0.001 per share, and 120,000,000 shares of Class A Preferred Stock, with a par value of $0.001 per share. Each share entitles the holder to one vote per share and to receive equally any dividends declared by the Company and the remaining property and assets of the Company in the event Keel undergoes a liquidation, dissolution or winding up. As of June 30, 2026, the Company did not have any outstanding Class A Preferred Stock.

36	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 14:    STOCKHOLDERS' EQUITY (Continued)

Common and Preferred shares (Continued)
The aggregate par value of the Keel common stock issued in the exchange was $603 (602,851,137 shares at $0.001 par value). For financial reporting purposes, the U.S. Redomiciliation Transaction and the related legal-capital presentation have been retrospectively reflected for all periods presented, as described in Note 2. The historical carrying amount of Bitfarms' common share capital in excess of the aggregate par value of the equivalent number of shares of Keel common stock is presented as additional paid-in capital. This reclassification did not change accumulated deficit or total stockholders' equity for any period presented. The one-for-one share exchange and the related reclassification within stockholders' equity were noncash transactions and are not reflected in the accompanying unaudited condensed consolidated statement of cash flows.

The following table presents the effect of the reclassification on the Company's stockholders' equity within the consolidated balance sheets as of December 31, 2025:

	As Previously Reported	Reclassification	As Recast
Common stock	1,064,572	(1,063,970)	602
Additional paid-in capital	108,284	1,063,970	1,172,254
Accumulated deficit	(612,481)	—	(612,481)
Total stockholders' equity	560,375	—	560,375

The following table details the movement in number of common shares:

	Six months ended June 30,
	2026	2025
Outstanding, January 1,	601,579,999	479,332,885
Issuance through at-the market equity offering program	—	14,444,643
Issuance through business combination	—	59,866,609
Exercise of options	3,738,563	13,900
Exercise of warrants	9,525,487	—
Settlement of share awards	—	1,543,320
Settlement of restricted share units	1,814,533	2,347,500
Settlement of performance share units	77,525	—
Outstanding, June 30,	616,736,107	557,548,857

Corporate Share Buyback Program
On July 22, 2025, the Company announced that the Toronto Stock Exchange ("TSX") had approved a normal course issuer bid ("NCIB"), for twelve months, under which the Company may repurchase up to 49,943,031 of its common shares, representing approximately 10% of the Company’s public float as of July 14, 2025. Purchases under the NCIB commenced on July 28, 2025. All common shares purchased on the TSX or Nasdaq under the NCIB were cancelled. Following the U.S. Redomiciliation Transaction, Keel is continuing the NCIB under the same terms.

37	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 14:    STOCKHOLDERS' EQUITY (Continued)

Equity warrants
Details of the outstanding number of warrants are as follows:

	Six months ended June 30,
	2026		2025
	Number of Warrants	Weighted Average Exercise Price ($)	Number of Warrants	Weighted Average Exercise Price ($)
Outstanding, January 1,	13,907,295	1.97	10,841,482	1.17
Granted	—	—	18,224,596	1.20
Exercised	(11,680,913)	1.18	—	—
Expired	(29,255)	35.89	—	—
Outstanding, June 30,	2,197,127	5.69	29,066,078	1.19

The weighted average contractual life of the warrants as of June 30, 2026, was 4.3 years (December 31, 2025: 2.2 years).

On March 14, 2025, the Company issued 12,893,650 warrants at an average exercise price of $1.30 as part of the consideration paid to acquire Stronghold. The total value was $11,477 using the Black-Scholes valuation model. Refer to Note 3 for more details. The warrants are convertible into a fixed number of common shares of the Company, which are classified as equity instruments.

In April 2025, in connection with the Credit Facility, the Company granted Macquarie 5,330,946 warrants (the "2025 Warrants") with an exercise price of $1.17. The holder has the right to exercise the warrants before 2030 to subscribe for and purchase common shares from the Company. These warrants are classified as equity instruments.

In October 2025, in connection with the Credit Facility with Macquarie (see Note 13 for more details), the Company granted Macquarie 2,197,127 warrants with a strike price of $5.69 and a term of 5 years. The holder has the right to exercise the warrants before 2030 to subscribe for and purchase common shares from the Company. These warrants are classified as equity instruments.

On April 1, 2026, 24,676 warrants issued as part of the consideration paid to acquire Stronghold expired unexercised. These warrants had a strike price of $34.44 and were classified as equity instruments.

On May 14, 2026, 4,579 warrants issued as part of the consideration paid to acquire Stronghold expired unexercised. These warrants had a strike price of $43.69 and were classified as equity instruments.

On June 3, 2026, 2,061,653 warrants issued in connection with the Stronghold acquisition were exercised on a cashless basis. These warrants had a strike price of $1.24 and resulted in the issuance of 1,630,469 common shares. These warrants were classified as equity instruments.

38	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 14:    STOCKHOLDERS' EQUITY (Continued)

Equity warrants (Continued)
On June 8, 2026, 360,000 broker warrants issued in connection with the 2023 private placement warrants were exercised on a cashless basis. These warrants had a strike price of $1.23 and resulted in the issuance of 286,153 common shares. These warrants were classified as equity instruments.

On June 30, 2026, 9,259,260 warrants issued in connection with the 2023 private placement were exercised. These warrants had a strike price of $1.17 and resulted in the issuance of 7,608,865 common shares. These warrants were classified as equity instruments.

The Black-Scholes option-pricing model utilized the following weighted-average inputs to determine the fair values of the warrants granted during the year ended December 31, 2025:

Dividend yield (%)	—%
Expected share price volatility (%)*	98%
Risk-free interest rate (%)	4.03%
Expected life of warrants (years)	5.61
Share price (USD)	$1.41
Exercise price (USD)	$1.74
Fair value of warrants (USD)	$1.05
Number of warrants issued	20,421,723
* Expected share price volatility is estimated based on a combination of the Company’s stock price and Bitcoin price data.

2026 Capped Calls
In connection with the issuance of the 2026 Convertible Notes, the Company entered into privately negotiated capped call transactions with five financial institutions. The 2026 Capped Calls are generally expected to reduce potential dilution to the Company's common shares upon any conversion of the 2026 Convertible Notes, and to offset any cash payments the Company is required to make in excess of the principal amount of converted notes, with such reduction and offset subject to a cap. The 2026 Capped Calls have an initial strike price of $7.4125 per share, equal to the initial conversion price of the 2026 Convertible Notes, and an initial cap price of $11.86 per share, representing a 100% premium over the $5.93 reference price. The 2026 Capped Calls cover, subject to customary anti-dilution adjustments, the number of common shares initially underlying the 2026 Convertible Notes, or 61,787,543 common shares. The 2026 Convertible Notes expire on January 15, 2032, concurrently with the maturity of the 2026 Convertible Notes, subject to earlier exercise.

The Company paid aggregate premiums, including transaction fees of $41,840 for the 2026 Capped Calls. The 2026 Capped Calls are freestanding instruments that are indexed to the Company's own common shares and meet the criteria for equity classification under ASC 815-40. Accordingly, they qualify for the scope exception from derivative accounting in ASC 815-10-15-74(a), and the aggregate premium paid was recorded as a reduction of additional paid-in capital within stockholders' equity. Consistent with equity classification, the 2026 Capped Calls are not remeasured in subsequent periods.

39	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 14:    STOCKHOLDERS' EQUITY (Continued)

2026 Capped Calls (Continued)
The 2026 Capped Calls are settled by net share settlement by default, or otherwise in accordance with the settlement method the Company elect for the 2026 Convertible Notes, which may be physical settlement, cash settlement, or a combination thereof, in each case an election with the Company's control.

NOTE 15:    STOCK-BASED COMPENSATION

Assumption of Equity Incentive Plans and Awards
In connection with the U.S. Redomiciliation Transaction, the Company assumed the Bitfarms 2021 Long-Term Incentive Plan, and the Bitfarms 2025 Long-Term Incentive Plan (the "2025 LTIP"), together with each award outstanding under those plans. Each outstanding Stock Option ("Option"), Restricted Share Unit ("RSU"), and Performance Share Unit ("PSU") relating to Bitfarms common shares was assumed and converted into a corresponding award relating to Keel common stock on the same one-for-one basis as the exchange of common shares, with no change to vesting conditions, expiration dates, or other substantive terms. The Company concluded that the assumption of these awards was not a modification under ASC 718 because it did not change the fair value, vesting conditions, or other terms of the awards; accordingly, no incremental compensation cost was recognized.

Stock-based compensation expense is recognized within general and administrative expenses in the unaudited condensed consolidated statements of operations. The stock-based compensation expense related to Options, RSUs and PSUs for employees, directors, consultants and former employees and share awards for a former executive of Stronghold were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Options	5,169	1,431	6,783	3,494
RSUs	2,811	440	3,402	2,345
PSUs	1,868	—	2,369	—
Share awards	—	1,555	—	1,713
	9,848	3,426	12,554	7,552

2025 LTIP
The 2025 LTIP Plan was adopted in July 2025 and provides the Company with the ability to grant various share-based compensation such as, but not limited to, Options, RSUs and PSUs. The 2025 LTIP was a 10% rolling plan, permitting the issuance of up to 10% of the Company's outstanding shares in respect of the awards granted. In April 2026, the 2025 LTIP was amended to eliminate the rolling plan feature and fix the number of shares available for issuance under the 2025 LTIP as of the date of such amendment.

40	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 15:    STOCK-BASED COMPENSATION (Continued)

Options
Under 2025 LTIP
During the six months ended June 30, 2026, the Board approved Options grants to purchase 5,600,050 common shares in accordance with the 2025 LTIP (for June 30, 2025: nil common shares). All Options issued according to the 2025 LTIP become exercisable when they vest and can be exercised for a maximum period of 5 years from the date of the grant.

Under 2021 LTIP
During the six months ended June 30, 2025, the Board approved Options grants to purchase 2,536,227 common shares in accordance with the 2021 Long Term-Incentive Plan (the "2021 LTIP") adopted on May 18, 2021. All Options issued according to the 2021 LTIP become exercisable when they vest and can be exercised for a maximum period of 5 years from the date of the grant. As part of the options granted during the six months ended June 30, 2025, the Company granted 302 Options to certain employees of Stronghold as part of the business combination described in Note 3.

Details of the outstanding Options are as follows:

	Six months ended June 30,
	2026		2025
	Number of Options	Weighted Average Exercise Price (CAD)	Number of Options	Weighted Average Exercise Price (CAD)
Outstanding, January 1,	16,696,665	2.67	26,865,764	2.64
Granted	5,600,050	3.51	2,536,227	1.40
Exercised	(3,738,563)	2.61	(13,900)	0.55
Forfeited	(92,198)	2.30	(60,000)	3.09
Expired	(103,075)	3.05	(55,000)	3.25
Outstanding, June 30,	18,362,879	2.94	29,273,091	2.53
Exercisable, June 30,	12,934,734	2.77	2,100,000	0.54

The weighted-average inputs used to value the Options grants using the Black-Scholes model are as follows:

	Six months ended June 30,
	2026	2025
Dividend yield (%)	—	—
Expected share price volatility (%)*	76%	80%
Risk-free interest rate (%)	3.80%	4.46%
Expected life of Options (years)	3.0 years	3.0 years
* Expected share price volatility is estimated based on a combination of the Company’s stock price and Bitcoin price data.

41	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 15:    STOCK-BASED COMPENSATION (Continued)

RSUs
Details of the RSUs are as follows:

	Six months ended June 30,
	2026		2025
	Number of RSUs	Weighted Average Grant Price (CAD)	Number of RSUs	Weighted Average Grant Price (CAD)
Outstanding, January 1,	4,847,575	1.56	897,666	3.61
Granted	7,391,366	2.73	2,783,425	1.43
Settled	(1,814,533)	1.35	(2,347,500)	2.15
Forfeited	(27,688)	1.11	(10,500)	1.59
Outstanding, June 30,	10,396,720	2.43	1,323,091	1.63

Under the 2025 LTIP
During the six months ended June 30, 2026, the Board approved the grant of 7,391,366 RSUs to certain Members of Management and to the independent directors of the Board. Management's RSUs vest 1/3 annually over three years and the Board's RSUs vest over one year.

Under the 2021 LTIP
During the six months ended June 30, 2025, the Board approved the grant of 1,890,000 RSUs to certain employees and executive Management of Stronghold as part of the business combination described in Note 3. 1,631,700 RSUs were fully vested upon grant and 258,300 RSUs vest in equal quarterly installments over approximately 18 months. The fair value of the RSUs is based on the Company's share price at the date of grant. In addition, the Company granted 893,425 RSUs to the independent directors of the Board. These RSUs fully vest in 9 months. The fair value of the RSUs is based on the Company's share price at the date of grant.

42	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 15:    STOCK-BASED COMPENSATION (Continued)

PSUs
Details of the PSUs are as follows:

	Six months ended June 30,
	2026
	Number of PSUs	Weighted Average Grant Price (CAD)
Outstanding, January 1,	3,508,275	1.41
Granted	5,494,362	2.73
Settled	(77,525)	1.52
Forfeited	(63,178)	2.73
Outstanding, June 30,	8,861,934	2.22

PSUs vest in a single tranche at the end of the performance cycle, contingent upon the attainment of certain corporate objectives. Upon vesting, each PSU converts into one common share of the Company, subject to a multiplier based on the level of achievement. The actual number of shares awarded may be 0%, 50%, 100% or 200% of the target award.

During the six months ended June 30, 2026, the Company granted 5,494,362 PSUs to senior executives as part of the 2025 LTIP, which may or upon attainment of performance criteria vest at the end of the three years (six months ended June 30, 2025: nil).

Share awards
During the six months ended June 30, 2025, following the Stronghold transaction, the Company entered into a stock award agreement as well as a consulting agreement with a former executive of Stronghold and granted 1,543,320 share awards with a grant-date fair value of $1.11 per award. The share awards fully vested in September 2025, subject to continued provision of services through this date. Notwithstanding the foregoing, the share awards can be accelerated and fully vested if certain conditions are met. In April 2025, the conditions were met and the share awards were settled.

43	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 16:    FINANCIAL INSTRUMENTS
a.Measurement categories and fair value
The following table presents the fair values of the Company’s financial instruments, excluding accounts receivable, net and accounts payable and accrued expenses and their level within the fair value hierarchy:

		As of June 30,	As of December 31,
Measurement		2026	2025
Financial assets at amortized cost
Cash	Level 1	715,516	573,462
Restricted cash	Level 1	53,377	57,500
Other receivables	Level 2	1,820	1,405
Security deposits for energy	Level 2	—	5,157
Other refundable deposits	Level 3	350	350
Financial assets at fair value through profit and loss
Derivative assets	Level 2	78,800	7,487
Total fair value of financial assets		849,863	645,361
Financial liabilities at amortized cost
Long-term debt*	Level 2	1,055,678	699,657
Financial liabilities at fair value through profit and loss
Derivative liabilities	Level 2	—	2,922
Total fair value of financial liabilities		1,055,678	702,579
Net fair value		(205,815)	(57,218)
*The Credit Facility and the 2025 Convertible Notes are recognized at amortized cost using the effective interest rate method. As of December 31, 2025, their carrying amounts amounted to $94,808 and $571,315, respectively, whereas their fair values, which are based on discounted cash flows using a current borrowing rate, amounted to $106,060 and $590,252, respectively. As of June 30, 2026, the carrying amount and the fair value of the Convertible Notes amounted to $1,022,092 and $1,051,941, respectively.

There were no transfers between Level 1, 2 or 3 of the fair value hierarchy during the six months ended June 30, 2026 and 2025.

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

The carrying amounts of cash, restricted cash, other receivables, security deposits for energy, and other refundable deposits presented in the table above are a reasonable approximation of their fair value due to their short-term maturity or they are valued using the income approach valuation technique.

44	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 16:     FINANCIAL INSTRUMENTS (Continued)
a.Measurement categories and fair value (Continued)

Derivative assets and liabilities
The fair value of derivatives is categorized as Level 2 as applicable, in the fair value hierarchy and is presented under derivative assets and liabilities in the unaudited consolidated balance sheets when there is an outstanding contract at period end. The derivatives are measured at fair values on a recurring basis. Refer to Note 6 for more details.

i.Bitcoin option and selling contracts (derivatives)
Fair value of derivative financial instruments generally reflects the estimated amounts that the Company would receive or pay, taking into consideration the counterparty credit risk or the Company’s credit risk at each reporting date. The Company uses market data such as Bitcoin option futures to estimate the fair value of option contracts at each reporting date. Refer to Note 6 for more details.

Bitcoin Redemption Options (embedded derivatives)
The purchase order agreements explained in Note 6 provide the Company with the option to redeem the Bitcoin Pledged at a market price determined when the Bitcoin was first pledged ("Agreed Bitcoin Price").

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

ii.Capped call transactions (derivative assets)
In October 2025, the Company entered into the 2025 Capped Calls in connection with the issuance of the 2025 Convertible Notes. The fair value of the 2025 Capped Calls is determined using an option pricing model that incorporates observable market inputs, including the Company’s share price, expected volatility, risk-free interest rate, expected term and contractual terms of the instruments. As the valuation primarily incorporates observable inputs, the fair value measurement is classified within Level 2 of the fair value hierarchy. The most significant input in the model is the Company's share price and expected volatility. Due to the increase in the share price, there was a gain of $77,040 and $73,600 during the three and six months ended June 30, 2026, respectively (three and six months ended June 30, 2025: nil), presented within gain from derivative assets and liabilities in the unaudited consolidated statements of operations.

45	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
b.    Risk management policy

The Company is exposed to liquidity risk. The Company's Management monitors this risk.

Liquidity risk
Liquidity risk is a risk that the Company will not be able to meet its financial obligations as they become due. The Company manages liquidity risk by monitoring its cash balances and forecasted cash flows generated from operations to ensure that sufficient liquidity is maintained to meet projected financial liabilities.

The following table presents the future principal capital payment of long-term debt and the future minimum lease payments required under non-cancellable leases as of June 30, 2026:

	2026	2027	2028	2029	2030 +	Total
Long-term debt	383	744	716	601	1,049,158	1,051,602
Lease liabilities	2,504	3,758	3,769	3,673	13,337	27,041
	2,887	4,502	4,485	4,274	1,062,495	1,078,643
Management has evaluated the Company’s liquidity position, including contractual obligations due within 12 months from the date the condensed consolidated financial statements are issued.

46	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 17:    LOSS PER SHARE

In connection with the U.S. Redomiciliation Transaction, each outstanding Bitfarms common share was exchanged for one share of Keel common stock on a one-for-one basis, and no shares were subject to dissent rights, see Note 14 for more details. Because the exchange ratio was one-for-one, the U.S. Redomiciliation Transaction did not change the number of common shares used to compute basic or diluted loss per share. Share and per-share amounts for all periods presented are stated on the basis of Keel common stock.

The following table presents the computation of basic and diluted loss per share from continuing operations:

	Three months ended June 30,		Six months ended June 30,
From continuing operations:	2026	2025	2026	2025
Numerator:
(Loss) gain from continuing operations	(63,951)	13,196	(191,525)	(25,177)
Effect of Convertible Notes	—	—	—	—
Numerator for diluted loss per share	(63,951)	13,196	(191,525)	(25,177)

Denominator:
Denominator for basic loss per share - weighted average shares outstanding	605,370,634	555,843,347	603,983,769	528,157,206
Dilutive impact of Options	—	1,392,564	—	—
Dilutive impact of Warrants	—	215,742	—	—
Dilutive impact of RSUs	—	2,693,503	—	—
Dilutive impact of PSUs	—	—	—	—
Dilutive impact of Share awards	—	423,989	—	—
Dilutive impact of Convertible Notes	—	—	—	—
Denominator for diluted loss per share - weighted average shares outstanding	605,370,634	560,569,145	603,983,769	528,157,206

(Loss) earnings from continuing operations per common share attributable to common shareholders:
Basic	(0.11)	0.02	(0.32)	(0.05)
Diluted	(0.11)	0.02	(0.32)	(0.05)

47	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 17:     LOSS PER SHARE (Continued)

The following table presents the computation of basic and diluted loss per share from discontinued operations:

	Three months ended June 30,		Six months ended June 30,
From discontinued operations	2026	2025	2026	2025
Numerator:
Loss from discontinued operations	(1,044)	(18,697)	(18,823)	(35,877)
Effect of Convertible Notes	—	—	—	—
Numerator for diluted loss per share	(1,044)	(18,697)	(18,823)	(35,877)

Denominator:
Denominator for basic loss per share - weighted average shares outstanding	605,370,634	555,843,347	603,983,769	528,157,206
Dilutive impact of Convertible Notes	—	—	—	—
Denominator for diluted loss per share - weighted average shares outstanding	605,370,634	555,843,347	603,983,769	528,157,206

Loss from discontinuing operations per common share attributable to common shareholders:
Basic	—	(0.03)	(0.03)	(0.07)
Diluted	—	(0.03)	(0.03)	(0.07)

Earnings per share
For the three and six months ended June 30, 2026 and the six months ended June 30, 2025, potentially dilutive securities were excluded from the calculation of diluted loss per share due to their anti-dilutive effect. The 2026 Capped Calls entered into in connection with the 2026 Convertible Notes were excluded from the computation of diluted loss per share because their effect would be anti-dilutive. In accordance with ASC 260-10-45-37, the common shares that may be received by the Company upon exercise of the 2026 Capped Calls are anti-dilutive and are therefore excluded from the diluted share count. The 2026 Capped Calls are expected to reduce dilution from the 2026 Convertible Notes only upon their actual conversion.

The following table presents additional potentially dilutive securities that were excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Options	12,691,228	—	7,655,590	1,487,809
Warrants	6,288,015	—	5,669,755	108,520
RSUs	10,423,066	—	6,956,680	3,163,509
PSUs	8,904,537	—	6,146,634	—
Share awards	—	—	—	666,867
Convertible notes shares	100,601,957	—	93,174,397	—
	138,908,803	—	119,603,056	5,426,705

48	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 18:     SEGMENT AND GEOGRAPHICAL INFORMATION

Reportable segment
The Company's CEO is its CODM. The Company has aggregated all of its Bitcoin Mining operating segments into a single operating segment, which is the Company's only reportable segment, Bitcoin Mining. The CODM manages segment performance and resource allocation based upon consolidated net income (loss). The CODM uses consolidated net income (loss) to evaluate the overall financial performance of the Company, to compare actual results against internal budgets and forecasts and to inform capital allocation decisions, including the prioritization of investments across the Company's Bitcoin Mining operations and its HPC development activities. The measure of segment assets is reported on the unaudited consolidated balance sheets as total consolidated assets. Significant expenses reviewed by the CODM include those that are presented in the unaudited condensed consolidated statements of operations and the more detailed component disclosed in Note 19.

Following the cessation of Bitcoin Mining operations at the Company's United States sites described in Note 1, the Company evaluated whether its continuing energy sales activities at its Panther Creek and Scrubgrass sites constitute an operating segment separate from Bitcoin Mining. The CODM does not regularly review discrete revenue, cost, or profitability information for this activity to assess its performance or allocate resources to it as a business line. The recurring financial information the CODM reviews presents energy sales as a revenue line but organizes costs by expense type and by site rather than by activity, and does not include a discrete profit or performance measure for this activity. Accordingly, the Company's continuing energy sales activities at its Panther Creek and Scrubgrass sites did not constitute a separate operating segment as of June 30, 2026.

The Company also evaluated its HPC development activities and determined that they did not constitute a separate operating segment as of June 30, 2026. The information the CODM receives regarding these activities, including development milestones, power capacity, contractual commitments, and capital expenditures, is distinct from the discrete operating results the CODM reviews for the Company's reportable segment. Accordingly, Bitcoin Mining remained the Company's only reportable segment as of June 30, 2026, and no change in the composition of the Company's reportable segments occurred during the period. The Company expects to reassess this conclusion, and may identify a separate HPC reportable segment, if HPC capacity is placed in service under executed customer contracts and the CODM begins regularly reviewing discrete operating results for the Company's HPC activities.

49	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 18:     SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

Revenues
Revenues by country are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
North America
United States	11,354	31,251	30,650	49,780
Canada	19,076	29,657	36,772	58,779
Total	30,430	60,908	67,422	108,559

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

	As of June 30,			As of December 31,
	2026			2025
	PPE	Other	Total non-current assets	PPE	Other	Total non-current assets
North America
United States	235,620	74,530	310,150	292,208	26,865	319,073
Canada	51,435	18,933	70,368	66,125	17,362	83,487
Total	287,055	93,463	380,518	358,333	44,227	402,560

50	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 19:     ADDITIONAL DETAILS TO THE STATEMENTS OF OPERATIONS

Disaggregated revenues

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Bitcoin Mining	25,859	55,418	55,752	101,312
Energy sales	2,386	2,949	8,257	3,269
Electrical services	2,006	1,006	2,543	2,100
Cryptocurrency Hosting	179	1,535	870	1,878
	30,430	60,908	67,422	108,559

Cost of revenues

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Energy expenses	(19,197)	(21,411)	(40,311)	(37,411)
Depreciation and amortization	(84,149)	(26,439)	(111,843)	(44,887)
Infrastructure expenses	(12,530)	(16,114)	(26,472)	(20,429)
Electrical components and salaries	(1,307)	(830)	(1,854)	(1,707)
Hosting expenses	—	—	—	(7,735)
	(117,183)	(64,794)	(180,480)	(112,169)
Accelerated depreciation
Depreciation and amortization for the three and six months ended June 30, 2026 included $62,993 and $67,662, respectively, of accelerated depreciation resulting from the change in estimated useful lives and residual values related to the Company's cessation of Bitcoin Mining operations at its Washington State, Panther Creek, Scrubgrass and Sharon sites.

Inventories
During the three and six months ended June 30, 2026, the cost of electrical component inventory and waste, limestone and fuel oil recognized as an expense and included in cost of revenues was $5,768 and $21,056, respectively (three and six months ended June 30, 2025: $15,150 and $15,828, respectively).

Energy costs are net of RECs and WTCs
During the three and six months ended June 30, 2026, RECs amounted to $3,124 and $4,201, respectively, and the WTCs amounted to $1,114 and $1,918, respectively (three and six months ended June 30, 2025: RECs amounted to $6,540, and WTCs amounted to nil for both periods), all of which offset energy expenses in the cost of revenues.

51	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 19:     ADDITIONAL DETAILS TO THE STATEMENTS OF OPERATIONS (Continued)

General and administrative expenses

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Salaries and wages	(10,347)	(7,241)	(19,040)	(12,638)
Stock-based compensation	(9,848)	(3,426)	(12,554)	(7,552)
Professional services	(6,603)	(3,973)	(18,699)	(9,312)
Insurance, duties and other	(3,046)	(2,898)	(5,072)	(5,033)
Travel, motor vehicle and meals	(888)	(621)	(1,414)	(953)
Advertising and promotion	(415)	(1,090)	(1,101)	(1,205)
Telecom hosting and telecommunications	(164)	(135)	(268)	(309)
	(31,311)	(19,384)	(58,148)	(37,002)

Other expenses

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Credit loss expense on derivatives receivable	—	—	(4,218)	—
Amortization of transaction costs and debt discount	(916)	(491)	(2,538)	(491)
Gain (loss) on exchange rates	160	(180)	10	(248)
Other financial (expenses) income	(215)	396	(377)	251
	(971)	(275)	(7,123)	(488)

52	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 20:     ADDITIONAL DETAILS TO THE STATEMENTS OF CASH FLOW

	Six months ended June 30,
	2026	2025
Changes in non-cash working capital components:
Increase in accounts receivable, net	(3,895)	(374)
Decrease in other current assets	3	7,121
Increase in inventories	(177)	(2,663)
(Increase) decrease in deposits	(730)	8,569
(Decrease) increase in accounts payable and accrued expenses	(7,222)	1,576
(Decrease) increase in operating lease liabilities	(1,056)	1,883
Decrease in other non-current liabilities	(854)	(296)
	(13,931)	15,816
Significant non-cash transactions:
Issuance of common shares, warrants and RSUs in connection with the acquisition of Stronghold	—	78,161
Issuance of warrants in connection with debt issuance	—	2,900
Equipment prepayments realized as additions to PPE	474	41,045
Capitalization of interest relating to construction in progress	757	—
Addition of ROU assets and related lease liabilities	—	239
Purchase of PPE financed by short-term credit	7,270	934
Computational power revenue and its related service expense	831	1,750
Depreciation and amortization*
Property, plant and equipment, net	111,478	63,158
Finance lease right-of-use assets	197	482
Intangible assets, net	168	337
	111,843	63,977
*Depreciation and amortization expenses are part of the non-cash adjustments in the cash flow statement, and these amounts also include figures from discontinued operations. See Note 8 for more details.

The following table provides a reconciliation of cash and restricted cash reported within the unaudited consolidated balance sheets that sum to the total of the same amounts shown in the unaudited consolidated statements of cash flows:

	Six months ended June 30,
	2026	2025
Cash	715,516	85,439
Restricted cash	53,377	25,000
Total cash and restricted cash	768,893	110,439

As of June 30, 2026, restricted cash represents letters of credit contractually required by electric service arrangements. Refer to Note 21 for more details.

53	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 21:     COMMITMENTS AND CONTINGENCIES

Contingent Liability
As the Company continues to periodically import products into the United States, it is subject to review by the Customs and Border Protection ("CBP") regarding the classification and origin of such imports. Refer to Note 25 of the consolidated financial statements in the Annual Report for more details regarding the Company's Miners imported in 2021. There were no Miners imported into the United States in 2022, 2023 or during the three and six months ended June 30, 2026; and for 2024 and 2025, the Company has not received any assessment or communication of a potential assessment.

Furthermore, the Company took several steps to ensure compliance with CBP rules and regulations by sourcing non-Chinese origin equipment including, but not limited to, the specifications of which non-Chinese production facilities could be supplied under our purchase agreements with Bitmain Development PTE. Ltd., in person factory inspections by the Company's employees to verify production, and the collection of various importation documents that confer non-Chinese origin. While the Company has addressed certain concerns related to previous importations, additional assessments may be made by the CBP in connection with other importations.

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

The Company will apply a gain model in accordance with Accounting Standards Codification Topic 450, Contingencies, to account for potential refunds of previously paid IEEPA tariffs. Under this model, a gain contingency is not recognized in the unaudited condensed consolidated financial statements until the gain is realized or realizable. Any refunds, when recognized, would be reflected as a reduction of property, plant and equipment on the unaudited consolidated balance sheets to the extent the related Miners remain on hand, or as a reduction of cost of sales in the condensed consolidated statements of operations for the amounts related to Miners already depreciated or sold.

During the three and six months ended June 30, 2026, the Company has received and recognized IEEPA tariff refunds totaling $908, $583 of which reduced property, plant and equipment and $325 reduced cost of revenues (three and six months ended June 30, 2025: nil).

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

54	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 21:     COMMITMENTS AND CONTINGENCIES (Continued)

Letters of Credit
In March 2026, the Company entered into an agreement with a utility provider to supply high-voltage electricity to a large-scale, energy-intensive facility to its Panther Creek property in Pennsylvania, United States. The utility provider is responsible for providing electrical power and, if necessary, designing and constructing essential infrastructure such as transmission links and substations. As part of the arrangement, the Company issued a letter of credit in the amount of $40,000 to the utility provider, which is secured by an amount of $40,200 of restricted cash pledged as collateral as of June 30, 2026. In addition, the Company is required to provide a letter of credit in the amount of $60,800 by January 31, 2027, contingent upon the utility provider’s completion of specified transmission infrastructure upgrades.

In March 2026, the Company entered into an agreement for the sale and delivery of electricity to its Sharon property in Pennsylvania, United States, over a four-year term. As part of the arrangement, the Company issued a letter of credit in the amount of $875 to the utility provider, which is secured by an equivalent amount of restricted cash pledged as collateral as of June 30, 2026.

In June 2026, the Company entered into an arrangement with a utility provider to supply high-voltage electricity to a large-scale, energy-intensive data center facility at its Panther Creek property in Pennsylvania, United States. The utility provider is responsible for providing electrical power and, if necessary, designing and constructing essential infrastructure such as transmission lines and substations. As part of the arrangement, the Company is required to provide minimum credit support of $12,241 to fund project development, engineering, permitting, regulatory, and procurement activities. Accordingly, during June 2026 the Company issued a letter of credit in the amount of $12,241 to the utility provider, which is secured by $12,302 of restricted cash pledged as collateral as of June 30, 2026. In addition, the Company is required to provide total credit support currently estimated at $82,900 prior to the commencement of construction, as set out in the electric service agreement and construction service agreement expected to be executed. The estimated total credit support is based on information available as of the reporting date and may be reduced to the extent collateral obligations are shared with other projects in the surrounding area.

55	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 21:     COMMITMENTS AND CONTINGENCIES (Continued)

Lawsuits
Class Action Lawsuit
On May 9, 2025, and as amended on October 21, 2025, a purported shareholder filed a putative class action complaint in the United States District Court for the Eastern District of New York, in a case now titled In re: Bitfarms Securities Litigation, case no 1:25-cv-02630. Co-Lead Plaintiffs Zhao Jun, Gong Lanfang, Michael Pearl, Kazim Khan, and Michael Lawarre sued Bitfarms Ltd., Benjamin Gagnon, Jeffrey Lucas and Geoffrey Morphy alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder. The lawsuit alleges that the Company, its current CEO, its former CFO and its former CEO made materially false and/or misleading statements regarding the Company's business, operations and internal controls over financial reporting. The Plaintiff seeks class certification, unspecified damages plus interest and attorney and expert witness fees and other costs on behalf of a purported class consisting of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired Company common stock from March 21, 2023 through December 9, 2024. The lawsuit was filed by Pomerantz Law Firm. The Company cannot predict the duration or outcome of this lawsuit at this time. As a result, the Company is unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this lawsuit and no provision was recognized as of June 30, 2026. The Company intends to vigorously defend itself in this matter.

Commitments

The Company is committed to purchase the following property, plant and equipment as of June 30, 2026:

	2026	2027
HPC data center projects	$146,857	$72,745

Commitment for HPC Data Center Projects
As of June 30, 2026, the Company has entered into agreements with suppliers for the purchase and construction of property, plant and equipment related to its HPC infrastructure projects. These agreements encompass a range of services, including but not limited to engineering, project management support, procurement and manufacturing, site management, and factory acceptance testing. These commitments are related to the expansion of the Company’s HPC infrastructure across its operating sites in the United States.

56	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
I. OVERVIEW

1. Introduction
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (the "MD&A") for Keel Infrastructure Corp. (together with its subsidiaries, "we", "our", the "Company" or "Keel") should be read in conjunction with our unaudited condensed consolidated financial statements and its accompanying notes for the three and six months ended June 30, 2026 (the "Q2 2026 Financial Statements") included elsewhere in this Quarterly Report on Form 10-Q (referred to herein as this "Quarterly Report") and with our audited annual consolidated financial statements and its accompanying notes for the year ended December 31, 2025 (the “2025 Annual Financial Statements”) included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual business, financial condition, and results of operations could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under "Item 1A. Risk Factors" of Part II. See also "Cautionary Statement Regarding Forward-Looking Statements." Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Our Financial Statements and this MD&A are reported in thousands of U.S. dollars and U.S. dollars, respectively, except where otherwise noted.

In this MD&A, the following terms shall have the following definitions:

Term	Definition
Q2 2026	Three months ended June 30, 2026
Q2 2025	Three months ended June 30, 2025
YTD Q2 2026	Six months ended June 30, 2026
YTD Q2 2025	Six months ended June 30, 2025

57	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
I. OVERVIEW (Continued)
2. Company Overview
We are a North American digital and energy infrastructure company that develops data centers and energy infrastructure to lease for HPC and AI workloads. We have a portfolio of infrastructure assets, which represents a 2.2 GW power capacity pipeline, that includes owned and operated power generation facilities with collocated Bitcoin Mining data centers, established grid interconnections within the wholesale electricity market administered by PJM Interconnection in Pennsylvania, by Hydro-Québec in Québec, Canada and by Grant County Public Utility District in Washington State, United States. We are developing our Infrastructure Assets to enable HPC data center operations, with the intention of leasing capacity to hyperscalers, cloud service providers, AI companies, and enterprises under long-term contracts, and expect to continue such development in the coming years.

We maintain our legacy Bitcoin Mining operations in Canada to maximize the value of those assets as we work to transition our Québec sites to HPC and AI. These Bitcoin Mining operations primarily comprise selling computational power that performs hashing calculations for the purpose of Bitcoin Mining. Our Bitcoin Mining operations in Paraguay concluded following the sale of our final site there on April 21, 2026. Refer to Note 8 of the Q2 2026 Financial Statements for disclosures related to discontinued operations in Paraguay and Argentina.

Effective June 29, 2026, we ceased our Bitcoin Mining operations in the United States as part of our strategic transition to HPC and AI infrastructure development.

58	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
3. Recent Developments

U.S. Redomiciliation Transaction
On April 1, 2026, we completed our previously announced redomiciliation from Canada to the United States through a statutory plan of arrangement under the Business Corporations Act (Ontario). Keel Infrastructure Corp., a newly formed Delaware corporation, became the ultimate parent company of Bitfarms Ltd. and its subsidiaries, and each Bitfarms common share was exchanged for one share of Keel common stock. Bitfarms was not dissolved and continues to conduct our business as an indirect wholly owned subsidiary of Keel. As a result of the U.S. Redomiciliation Transaction, we became a U.S. domestic issuer and are subject to U.S. domestic reporting and disclosure requirements. In connection with an internal corporate reorganization completed on June 15, 2026, Bitfarms was renamed "Backbone Hosting Solutions Inc."; for continuity, we continue to refer to this subsidiary as "Bitfarms" in this MD&A.

The U.S. Redomiciliation Transaction did not change our underlying operating business, day-to-day operations, management, or strategy. As described in Note 2 to the Q2 2026 Financial Statements, the transaction is accounted for as a reorganization among entities under common control, and our predecessor assets and liabilities continue to be recognized at their historical carrying amounts. During Q2 2026 and YTD Q2 2026, we incurred $0.4 million and $5.4 million, respectively, of legal, accounting, and other professional fees directly related to the U.S. Redomiciliation Transaction, which are included in general and administrative expenses.

Development of HPC data center in Washington State
On April 28, 2026, we ceased Bitcoin Mining operations at our Washington State site in connection with our planned transition to developing HPC data centers. We are developing the site as an 18 gross MW HPC data center and, as of August 7, 2026, had not commenced HPC data center operations at this site or recognized any related revenue.

2026 Convertible Senior Notes
On June 9, 2026, we completed the issuance of $458.0 million aggregate principal amount of 1.250% convertible senior notes due 2032 (the "2026 Convertible Notes").

Cessation of Bitcoin Mining Operations at Panther Creek, Scrubgrass and Sharon sites
On June 29, 2026, we ceased Bitcoin Mining operations at our Panther Creek, Scrubgrass and Sharon sites in Pennsylvania. We will continue to generate revenue from the sale of energy at our Panther Creek and Scrubgrass sites, which had current gross energized capacity of approximately 60 gross MW and 63 gross MW, respectively that, as of August 7, 2026, is not yet contracted under an electric supply agreement, while we evaluate and develop these sites to support HPC data center operations. We are planning on converting our 110 gross MW Sharon site to an HPC data center. As of August 7, 2026, we had not commenced HPC data center operations at these sites or recognized any related revenue.

Appointment of Ganesh Aiyer as President
On July 6, 2026, we announced the appointment of Ganesh Aiyer as President to lead the our commercial and pipeline expansion activities.

59	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
3. Recent Developments (Continued)

Sherbrooke, Québec Data Center Project
On July 15, 2026, we received approval from the City of Sherbrooke to enter into an agreement with Hydro-Sherbrooke for the transfer and operation of 96 gross MW of existing capacity, and to enter into a purchase agreement for a parcel of land on which to develop the data center. The agreement with Hydro-Sherbrooke will allow us to consolidate the power from three of our current Bitcoin Mining sites into a single 96 gross MW campus, without requesting additional power.

We also received local approval to change the use of the 96 gross MW from Bitcoin Mining to HPC and AI applications, subject to review and approval by Québec's Ministry of Economy, Innovation and Energy. In connection with the project, we entered into a purchase agreement to acquire a parcel of land located approximately 100 miles east of Montreal. The purchase agreement is subject to customary conditions, including site inspections, feasibility analysis and municipal approvals and is expected to close in the first quarter of 2027.

60	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
I. OVERVIEW (Continued)

4. Factors Affecting our Performance
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

Certain governments and regulators are increasingly focused on the energy and environmental impact of data centers used for HPC and Bitcoin Mining. This has led, and could lead, to new governmental measures regulating, restricting or prohibiting the use of electricity for HPC and Bitcoin Mining, or could result in increased power costs for these types of operations.

We currently maintain a portfolio of competitively priced electrical power. However, there is no guarantee that we will be able to negotiate additional power agreements on similar terms, or at all. The price we pay for electricity depends on numerous factors including sources of generation, regulatory environment, electricity market structure, commodity prices, transmission cost allocation, instantaneous supply/demand balances, counterparty consumption and procurement methods. These factors may be subject to change over time and result in increased power costs. In addition, developments in the United States, including actions by the current U.S. administration, signal a policy shift away from supporting renewable energy which could result in fewer such projects being constructed and lead to increases in electricity prices as demand increases. There have also been legislative proposals and other legal developments targeting renewable energy and large electrical loads in certain states. Any reductions or modifications to, or the elimination of laws, programs or incentives that provide electricity to HPC or Bitcoin Mining operations, support renewable energy, or result in the implementation of more arduous requirements for renewable energy projects, could potentially limit the availability of, and increase the costs we incur for, electricity in the United States and Canada.

Competitive Environment
We expect increasing global adoption of HPC and AI use cases as existing industries incorporate AI and other compute-intensive processes and as new industries emerge. We anticipate that the use of AI will expand to a broader set of enterprises that will utilize AI to drive internal efficiencies and implement AI into their products and services. As more non-AI-native organizations across a broader spectrum of industries run training and inference workloads on their own proprietary models, and as new industries with additional HPC and AI workload demands emerge, we believe we will be well-positioned to capture those workloads at our facilities given our utility relationships and power procurement capabilities, our behind-the meter power generation experience, and our experience with grid-management and flexible load operations, among other factors. Successful acquisitions of new customers will depend on our ability to provide sufficient, cost-competitive high-uptime supply for HPC and AI workload demands, demand from end-users of AI-enabled products and services, demand from end-users for HPC workloads, our overall pricing relative to competition, and the location and efficiency of our HPC data centers. If AI and other compute-intensive use cases are not broadly adopted by enterprises to the extent we expect, or if new use cases do not emerge, our market opportunity may be smaller than we expect.

61	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
I. OVERVIEW (Continued)

4. Factors Affecting our Performance (Continued)
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

62	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
I. OVERVIEW (Continued)

4. Factors Affecting our Performance (Continued)
Market Value Bitcoin (Continued)
While the total supply of Bitcoin is capped at 21 million, the price of Bitcoin fluctuates because of the dynamic nature of the market for Bitcoin. The market for Bitcoin is rapidly changing and subject to global regulatory, tax, political, environmental, cybersecurity, and market factors beyond our control. For a discussion of other factors that could lead to material adverse changes in the market value of Bitcoin, which could in turn result in substantial damage to or even the failure of our Bitcoin business, see "Item 1A. Risk Factors—Risks Related to Our Business and Operations" in our Annual Report.

Furthermore, the rewards for each Bitcoin mined are subject to "halving" adjustments at predetermined intervals. At the inception of Bitcoin, the reward for Mining each block was set at 50 Bitcoin and this was cut in half to 25 Bitcoin on November 28, 2012 at block 210,000, cut in half to 12.5 Bitcoin on July 9, 2016 at block 420,000, cut in half to 6.25 Bitcoin on May 11, 2020 at block 630,000, and cut in half again to 3.125 Bitcoin on April 19, 2024 at block 840,000. The next halving event for Bitcoin is expected to take place in 2028 at block 1,050,000 (when the reward will reduce to 1.5625 Bitcoin).

Ability to Procure Data Center Equipment
As we plan to operate our facilities to support HPC and AI uses, our future performance and success will depend in part on our ability to procure latest-generation electrical, cooling, networking, and other equipment required to operate HPC data centers.

From time-to-time, disruption in global supply chains may result in shortages of advanced HPC and AI infrastructure components and Mining-related equipment that meet our standards of quality and efficiency.

63	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
II. RESULTS OF OPERATIONS

1. Production and Mining Operations1
Key Performance Indicators for HPC Data Center Projects

The following table presents our key performance indicators as of June 30, 2026 and 2025:

	As of June 30,
	2026	2025	% Change
Current Energized Capacity (gross MW)	341	330	3%
Current Energized Capacity without energy service agreements (gross MW)*	(123)	(123)	—%
Secured Growth Capacity (gross MW)	430	354	21%
Secured Data Center Capacity (gross MW)	648	561	16%
Expansion Capacity (gross MW)	1,513	—	100%
Total Pipeline (gross MW)	2,161	561	285%
*The current energized capacity at the Panther Creek and Scrubgrass site of 60 gross MW and 63 gross MW, respectively, are not under an energy service agreement. The capacity is therefore excluded from Secured Gross Data Center Capacity.

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

Secured Data Center Capacity
Secured Data Center Capacity represents the total amount of gross power capacity that is subject to electric supply agreements with utilities, including both power capacity currently available on site and power capacity that utilities have agreed to deliver at a future date.

Expansion Capacity
Gross power capacity that has not been contracted under an electric supply agreement but is currently being evaluated at the U.S. Sites and Québec Sites. This includes capacity that is currently under utility load studies as well as potential on-site, behind-the-meter natural gas power generation at Scrubgrass.

Total Pipeline
Total Pipeline represents the sum of Secured Gross Data Center Capacity and Expansion Capacity. This measure encompasses both committed capacity and early‑stage opportunities under evaluation. Management monitors the total pipeline to understand the full spectrum of current and potential future growth and to prioritize development efforts aligned with strategic objectives.

1
Excluding discontinued operations in Rio Cuarto, Argentina, which have been abandoned due to the halting of the energy supply since May 12, 2025 and economic uncertainty in the region, and in Paso Pe, Paraguay, for which its sale was completed on April 21, 2026, as we make a strategic shift towards HPC data center projects in North America.

64	Page

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

The following table presents our key performance indicators for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Total Bitcoin earned through Bitcoin Mining	354	556	(36)%	742	1,048	(29)%
Bitcoin received through hosting revenue[1]	2	15	(87)%	9	21	(57)%
Cost per kWh	$0.054	$0.053	2%	$0.052	$0.051	3%
Average Watts/Average TH efficiency*	19	19	—%	19	20	—%
Installed Watts/TH efficiency	18	19	(5)%	18	19	(5)%
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

During Q2 2026, we earned 354 Bitcoin, compared to 556 Bitcoin earned during Q2 2025, representing a decrease of 36% from the prior period as a result of a 10% higher average Network Difficulty, curtailment events that prompted more energy sales to the market and the shut down of the Bitcoin Mining operations in Washington State in April 2026 for the construction of the HPC data center.

During YTD Q2 2026, we earned 742 Bitcoin, compared to 1,048 Bitcoin earned during YTD Q2 2025, representing a decrease of 29% from the prior period as a result of an 18% higher average Network Difficulty, and the factors mentioned above.

1
Excluding discontinued operations in Rio Cuarto, Argentina, which have been abandoned due to the halting of the energy supply since May 12, 2025 and economic uncertainty in the region, and in Paso Pe, Paraguay, for which its sale was completed on April 21, 2026, as we make a strategic shift towards HPC data center projects in North America.

65	Page

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

During Q2 2026 the cost per kWh was $0.054 compared to $0.053 in Q2 2025. The 2% increase is mainly due to higher generation costs in the United States.

During YTD Q2 2026 the cost per kWh was $0.052 compared to $0.051 in YTD Q2 2025. The 3% increase is mainly due to higher electricity costs in Canada and the acquisition of Stronghold, late in the first quarter of 2025.

Average Watts/Average TH
Average watts/Average TH measures the energy efficiency of our active Mining fleet by calculating the average power consumption in watts required to generate one TH per second of computational capacity. Lower Watts/TH indicates greater fleet efficiency, which directly impacts operating costs and Mining margins.

Ending energy efficiency remained stable at 18 Watts/TH as of June 30, 2026, compared to June 30, 2025. This stability was supported by the average efficiency also holding constant at 19 average Watts/TH across both periods.

1
Excluding discontinued operations in Rio Cuarto, Argentina, which have been abandoned due to the halting of the energy supply since May 12, 2025 and economic uncertainty in the region, and in Paso Pe, Paraguay, for which its sale was completed on April 21, 2026, as we make a strategic shift towards HPC data center projects in North America.

66	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
II. RESULTS OF OPERATIONS (Continued)

2. Financial Performance
Consolidated Financial & Operational Results1

	Three months ended June 30,				Six months ended June 30,
(U.S.$ in thousands except where indicated)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenues	30,430	60,908	(30,478)	(50)%	67,422	108,559	(41,137)	(38)%
Cost of revenues	(117,183)	(64,794)	(52,389)	81%	(180,480)	(112,169)	(68,311)	61%
Gross loss	(86,753)	(3,886)	(82,867)	nm	(113,058)	(3,610)	(109,448)	nm
Gross margin	(285)%	(6)%	—	—	(168)%	(3)%	—	—
Operating expenses
General and administrative expenses	(31,311)	(19,384)	(11,927)	62%	(58,148)	(37,002)	(21,146)	57%
Change in fair value of digital assets	(9,029)	16,283	(25,312)	(155)%	(50,478)	(6,750)	(43,728)	648%
Realized (loss) gain on sale of digital assets	(11,180)	16,005	(27,185)	(170)%	(12,990)	20,982	(33,972)	(162)%
(Loss) gain on disposition of property, plant and equipment and deposits	(918)	1,791	(2,709)	(151)%	(919)	2,348	(3,267)	(139)%
Impairment of long-lived assets	(1,583)	—	(1,583)	(100)%	(3,569)	—	(3,569)	(100)%
Operating (loss) income	(140,774)	10,809	(151,583)	nm	(239,162)	(24,032)	(215,130)	895%
Operating margin	(463)%	18%	—	—	(355)%	(22)%	—	—
Interest income	2,885	460	2,425	527%	6,608	1,262	5,346	424%
Interest expense	(2,114)	(1,582)	(532)	34%	(5,714)	(1,767)	(3,947)	223%
Gain on derivative assets and liabilities	77,040	3,784	73,256	nm	75,476	70	75,406	nm
Loss on extinguishment of long-term debt	—	—	—	—%	(21,596)	—	(21,596)	(100)%
Other expenses	(971)	(275)	(696)	253%	(7,123)	(488)	(6,635)	nm
Total other income (expense)	76,840	2,387	74,453	nm	47,651	(923)	48,574	nm
(Loss) income before taxes from continuing operations	(63,934)	13,196	(77,130)	(584)%	(191,511)	(24,955)	(166,556)	667%
Income tax expense	(17)	—	(17)	(100)%	(14)	(222)	208	(94)%
(Loss) income from continuing operations	(63,951)	13,196	(77,147)	(585)%	(191,525)	(25,177)	(166,348)	661%
Loss from discontinued operations	(1,044)	(18,697)	17,653	(94)%	(18,823)	(35,877)	17,054	(48)%
Net loss	(64,995)	(5,501)	(59,494)	nm	(210,348)	(61,054)	(149,294)	245%
nm: not meaningful

The financial performance discussed below for continuing operations does not include our Argentina and Paraguay operations.

1
Excluding discontinued operations in Rio Cuarto, Argentina, which have been abandoned due to the halting of the energy supply since May 12, 2025 and economic uncertainty in the region, and in Paso Pe, Paraguay, for which its sale was completed on April 21, 2026, as we make a strategic shift towards HPC data center projects in North America.

67	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
II. RESULTS OF OPERATIONS (Continued)

2. Financial Performance (Continued)

A.Revenues from continuing operations
Q2 2026 v. Q2 2025
Revenues were $30.4 million in Q2 2026 compared to $60.9 million in Q2 2025. The decrease of $30.5 million, or 50% was mainly due to a $29.6 million decrease in Bitcoin Mining revenue resulting from the decrease in average Bitcoin price and higher Network Difficulty. During Q2 2026, we mined 354 Bitcoins at an average Bitcoin price of $72,020, compared to 556 Bitcoins with an average Bitcoin price of $97,942 in Q2 2025. In addition, energy revenue decreased by $0.6 million.

We earned our revenues during Q2 2026 from our North American operations. Canada and the United States accounted for 63% and 37% of total revenues, respectively, compared to 49% and 51% in Q2 2025, respectively.

In Q2 2026, revenues from our operations in the United States decreased by $19.9 million, compared to Q2 2025 due to the decrease in average Bitcoin price, the higher Network Difficulty and the shut down of Bitcoin Mining operations in Washington in April 2026 for the construction of the HPC data center. Revenues from our continuing operations in Canada decreased by $10.6 million, compared to Q2 2025 due to the factors mentioned above.

YTD Q2 2026 v. YTD Q2 2025
Revenues were $67.4 million in YTD Q2 2026 compared to $108.6 million in YTD Q2 2025. The decrease of $41.1 million, or 38% is mainly due to a $45.6 million decrease in Bitcoin Mining revenue resulting from the decrease in average Bitcoin price and higher Network Difficulty. During YTD Q2 2026, we mined 742 Bitcoins at an average Bitcoin price of $74,018, compared to 1,048 Bitcoins with an average Bitcoin price of $95,002 in YTD Q2 2025. The decrease was partially offset by a $5.0 million increase in energy revenue due to the timing of the Stronghold acquisition, late in the first quarter of 2025, which contributed only one full quarter to YTD Q2 2025 compared to two full quarters in YTD Q2 2026, as well as curtailment events which prompted a reduction in energy consumption in the United States. The surplus energy was redirected and sold back to the market.

We earned our revenues during YTD Q2 2026 from our North American operations. Canada and the United States accounted for 55% and 45% of total revenues, respectively, compared to 54% and 46% in YTD Q2 2025, respectively.

In YTD Q2 2026, revenues from our continuing operations in Canada decreased by $22.0 million, compared to YTD Q2 2025. The decrease is mainly due to the decrease in average Bitcoin price and higher Network Difficulty. Revenues from our continuing operations in the United States decreased by $19.1 million compared to YTD Q2 2025. The decrease is mainly due to the factors mentioned above, and the shut down of Bitcoin Mining operations in Washington in April 2026 for the construction of the HPC data center, partially offset by the increase in energy sales as explained above.

68	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
II. RESULTS OF OPERATIONS (Continued)

2. Financial Performance (Continued)

B.Cost of Revenues from continuing operations
Q2 2026 v. Q2 2025
Our cost of revenues was $117.2 million for Q2 2026 compared to $64.8 million for Q2 2025. The higher cost of revenues was mainly due to an increase in non-cash depreciation and amortization expense of $57.7 million primarily due to the accelerated depreciation related to the cessation of Mining activities at the Panther Creek and Scrubgrass sites in Pennsylvania, United States. The increase was partially offset by decreases of $3.6 million and $2.2 million in infrastructure expenses and electricity costs, respectively, due to reduced Mining activities, including the shutdown of Bitcoin Mining operations in Washington State, United States.

YTD Q2 2026 v. YTD Q2 2025
Our cost of revenues was $180.5 million in YTD Q2 2026 compared to $112.2 million in YTD Q2 2025. The higher cost of revenues was mainly due to an increase in non-cash depreciation of $67.0 million primarily due to accelerated depreciation as explained above. In addition, infrastructure expenses and electricity costs increased by $6.0 million and $2.9 million, respectively, due to a higher cost per kWh and the acquisition of Stronghold completed at the end of the first quarter of 2025, which carried a smaller impact compared to a full YTD Q2 2026. The increases were partially offset by a $7.7 million decrease in hosting expense resulting from our Miners no longer being hosted by Stronghold subsequent to the acquisition in Q1 2025.

C.General & Administrative ("G&A") Expenses from continuing operations
Q2 2026 v. Q2 2025
For Q2 2026, our G&A expenses were $31.3 million, compared to $19.4 million in Q2 2025. The increase in G&A expenses of $11.9 million, or 62%, was largely due to a $6.4 million increase in stock-based compensation due to RSUs and options granted during Q2 2026 and a $2.6 million increase in professional services related to our U.S. redomiciliation and an increase in audit fees.

Salaries and wages increased by $3.1 million due to the targeted hiring of senior subject-matter experts as we scale into the project management phase of our strategy, and an increase in our overall headcount in Q2 2026 compared to Q2 2025 to support the expansion in the United States as well as merit and market-based adjustments and cost of living salary increases.

69	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
II. RESULTS OF OPERATIONS (Continued)

2. Financial Performance (Continued)

C.General & Administrative ("G&A") Expenses from continuing operations (Continued)
YTD Q2 2026 v. YTD Q2 2025
For YTD Q2 2026, our G&A expenses were $58.1 million, compared to $37.0 million in YTD Q2 2025. The increase in G&A expenses of $21.1 million, or 57%, was largely due to a $9.4 million increase in professional services related to our U.S. redomiciliation, U.S. GAAP conversion, higher audit fees, recruiting fees and the sale of the Paso Pe Bitcoin data center that was completed on April 21, 2026. In addition, stock-based compensation increased by $5.0 million due to RSUs and options granted during Q2 2026.

Salaries and wages increased by $6.4 million due to (i) targeted hiring of senior subject-matter experts as we scale into the project management phase of our strategy, (ii) the increase in our overall headcount in YTD Q2 2026 compared to YTD Q2 2025 to support the expansion in the United States as well as merit and market-based adjustments and cost of living salary increases, and (iii) the salaries paid to Stronghold employees following the acquisition completed at the end of the first quarter of 2025 which carry a smaller impact compared to the full YTD Q2 2026.
D.Total other income (expense) from continuing operations
Q2 2026 v. Q2 2025
Interest expense was $2.1 million in Q2 2026, compared to $1.6 million for Q2 2025. The Q2 2025 figure reflected the interest incurred on the Macquarie credit facility (the "Credit Facility"), which was issued in the second quarter of 2025. The Credit Facility was fully repaid in Q1 2026. In comparison, interest incurred during Q2 2026 is related to the $458.0 million 2026 Convertible Notes issued in Q2 2026 as well as the $588.0 million convertible senior notes (the "2025 Convertible Notes") issued in the fourth quarter of 2025.

Interest income was $2.9 million for Q2 2026, compared to $0.5 million for Q2 2025. The increase was due to our higher average cash balance during Q2 2026 compared to Q2 2025.

Gain on derivative assets and liabilities was $77.0 million in Q2 2026 compared to $3.8 million in Q2 2025. The $73.2 million favorable change is due to unrealized gains of $77.0 million during Q2 2026 on the capped call transactions in connection with the 2025 Convertible Notes, reflecting a significant increase in our stock price, compared to nil in Q2 2025. During Q2 2025, there were partially unrealized gains on derivative assets and redemption options of $6.6 million and $1.7 million, respectively, partially offset by a realized loss on derivative assets of $4.6 million during Q2 2025, compared to nil in Q2 2026.

70	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
II. RESULTS OF OPERATIONS (Continued)

2. Financial Performance (Continued)

D.Total other income (expense) from continuing operations
YTD Q2 2026 v. YTD Q2 2025
Interest expense was $5.7 million in YTD Q2 2026, compared to $1.8 million for YTD Q2 2025 as a result of the interest expense on the Credit Facility, the 2025 Convertible Notes and the 2026 Convertible Notes. During YTD Q2 2026, the Credit Facility was fully repaid for a total of $116.9 million, including interest, principal and additional base return fees, and was no longer required to have restricted cash. We recorded a total loss of $21.6 million related to the termination of the Credit Facility, which included $19.9 million from the extinguishment itself and $1.7 million in transaction costs recorded in long-term deposits and other related fees. These amounts are presented within Loss on extinguishment of long-term debt in the Q2 2026 Financial Statements. In comparison, interest incurred during YTD Q2 2025 mainly related to the Credit Facility.

Gain on derivative assets and liabilities was $75.5 million in YTD Q2 2026 compared to $0.1 million in YTD Q2 2025 due to the unrealized gain of $73.6 million during YTD Q2 2026 on the capped call transactions in connection with the 2025 Convertible Notes, reflecting a significant increase in our stock price. In addition, we realized a gain on Bitcoin option and selling contracts of $1.9 million during YTD Q2 2026 as we closed all outstanding contracts with BlockFills, which filed for bankruptcy during the first quarter of 2026.

Our other expenses were $7.1 million for YTD Q2 2026, compared to $0.5 million for YTD Q2 2025. The $6.6 million unfavorable change was largely due to (i) the $4.2 million provision for receivables relating to our receivable position of Bitcoin options and selling contracts held in BlockFills, which filed for bankruptcy during the first quarter of 2026; and (ii) the $2.5 million amortization of transaction costs and debt discount related to the Credit Facility, the 2025 Convertible Notes and the 2026 Convertible Notes in YTD Q2 2026, compared to the amortization of transaction costs related to the Credit Facility of $0.5 million in YTD Q2 2025.

71	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
II. RESULTS OF OPERATIONS (Continued)

2. Financial Performance (Continued)

E.Discontinued Operations
In 2025, we began a significant transformation in our corporate strategy, pivoting away from our Latin American Bitcoin Mining operations to concentrate on the North America HPC infrastructure market. As a result of these strategic decisions, we classified certain of our Latin American assets as "held for sale" and their operations as discontinued operations.

i.Argentina's operations as discontinued operations
During Q2 2025, our energy supplier halted the supply of electricity to our Rio Cuarto Bitcoin data center in Argentina. Following this event, on August 11, 2025, we determined that we would discontinue and abandon our operations in Rio Cuarto, Argentina. We negotiated to eliminate our asset retirement obligation and reduced the reserved power to a minimum. As of September 30, 2025, our Argentina operations were abandoned and classified as a discontinued operation. We sold our subsidiary in Argentina during Q2 2026, as further described below.

Impairment on Argentina asset group
During the first quarter of 2025, due to declining market capitalization, Bitcoin prices, and rising gas costs in Argentina, we performed recoverability tests across its Bitcoin data centers. The Argentina asset group was deemed unrecoverable, resulting in a $17.5 million impairment loss. Also, we wrote down the carrying amount of Miners held for sale to their fair value less cost to sell for $1.3 million.

During Q2 2025, the suspension of Bitcoin Mining in Argentina triggered an additional recoverability test, resulting in a $14.9 million impairment loss.

Therefore, during YTD Q2 2025 the total impairment loss recorded in Argentina's operations was $33.7 million.

Sale of Argentina Subsidiary
On May 8, 2026, we entered into a definitive share purchase agreement for the sale of Backbone Argentina. The agreement includes the transfer of all assets and liabilities of Backbone Argentina, which previously operated our Bitcoin Mining data center in Rio Cuarto, Argentina. The total cash consideration received on June 24, 2026 was $0.1 million.

72	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
II. RESULTS OF OPERATIONS (Continued)

2. Financial Performance (Continued)

E.    Discontinued Operations (Continued)

ii.    Paraguay's operations as discontinued operations
During the first quarter of 2025, we finalized the sale of our Yguazu Bitcoin data center in Paraguay. During the third quarter of 2025, we determined that the Paso Pe Bitcoin data center met the criteria to be classified as held for sale, and all operations in Paraguay were classified as discontinued operations as we make a strategic shift towards HPC infrastructure projects in North America. The sale of the Paso Pe Bitcoin data center operations is anticipated to close within twelve months of the date the Bitcoin data center was classified as "held for sale".

On April 21, 2026, we completed the sale of Paso Pe Bitcoin data center pursuant to a January 2026 definitive share purchase agreement. The transaction involved the sale of our 100% ownership stake in our subsidiary, D&N Ingeniería S.A. The total agreed purchase price is approximately $13.0 million, which was fully received as of April 21, 2026.

During the six months ended June 30, 2026, discontinued operations in Paraguay resulted in a net loss of $13.7 million, which is largely explained by an impairment loss of $12.8 million related to the Paraguay asset group, reflecting the write-down to fair value less costs to sell during the first quarter of 2026. During the three and six months ended June 30, 2025, no impairment loss was recognized.

Refer to Note 8 - Assets Held for Sale and Discontinued Operations to the Q2 2026 Financial Statements for more information on the results of Argentina’s and Paraguay’s operations and the impairment loss of our Paraguay and Argentina asset groups.

73	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
II. RESULTS OF OPERATIONS (Continued)

2. Financial Performance (Continued)

F.Change in fair value of digital assets
Q2 2026 v. Q2 2025
In Q2 2026, a $9.0 million loss on the change in fair value of digital assets was recognized, compared to a gain of $16.3 million in Q2 2025, mainly due to a decrease in Bitcoin prices in Q2 2026, compared to an increase in Q2 2025.

YTD Q2 2026 v. YTD Q2 2025
In YTD Q2 2026, a $50.5 million loss on the change in fair value of digital assets was recognized, compared to $6.8 million in YTD Q2 2025, mainly due to a decrease in Bitcoin prices.

G.Realized gain (loss) on sale of digital assets from continuing operations
Q2 2026 v. Q2 2025
In Q2 2026, the realized loss on disposition of digital assets amounted to $11.2 million, compared to a $16.0 million gain in Q2 2025 as a result of a lower Bitcoin average selling price, partially offset by a lower quantity of Bitcoin sold.

YTD Q2 2026 v. YTD Q2 2025
In YTD Q2 2026, the realized loss on disposition of digital assets amounted to $13.0 million, compared to a $21.0 million gain for YTD Q2 2025 as a result of a lower Bitcoin average selling price, partially offset by a lower quantity of Bitcoin sold.

H.(Loss) gain on disposition of property, plant and equipment and deposits from continuing operations
Q2 2026 v. Q2 2025
In Q2 2026, the loss on disposition of property, plant and equipment and deposits amounted to $0.9 million, compared to a gain of $1.8 million for Q2 2025.

YTD Q2 2026 v. YTD Q2 2025
In YTD Q2 2026, the loss on disposition of property, plant and equipment amounted to $0.9 million, compared to a gain of $2.3 million for YTD Q2 2025.

74	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
II. RESULTS OF OPERATIONS (Continued)

2. Financial Performance (Continued)

I.Impairment of long-lived assets
Q2 2026 v. Q2 2025
In Q2 2026, the impairment of long-lived assets and deposits was $1.6 million, compared to nil in Q2 2025, primarily due to the impairment of $0.7 million recognized on assets "held for sale" and a write-off of $0.9 million, related to non-functional Miners at the Panther Creek and Scrubgrass sites that were retired during the period.

YTD Q2 2026 v. YTD Q2 2025
In YTD Q2 2026, the impairment of long-lived assets was $3.6 million, compared to nil in YTD Q2 2025, primarily due to the impairment of $2.7 million recognized on assets "held for sale" and a write-off of $0.9 million, related to non-functional Miners at the Panther Creek and Scrubgrass sites that were retired during the period.

75	Page

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

(U.S. $ in thousands except earnings per share)	Q2 2026	Q1 2026	Q4 2025	Q3 2025	Q2 2025	Q1 2025	Q4 2024	Q3 2024
Revenues	30,430	36,992	52,748	67,969	60,908	47,651	37,752	27,072
(Loss) income from continuing operations, net	(63,951)	(127,574)	(171,210)	(12,127)	13,196	(38,373)	41,561	(26,412)
Basic (loss) earnings per share from continuing operations	(0.11)	(0.21)	(0.31)	(0.02)	0.02	(0.08)	0.09	(0.06)
Diluted (loss) earnings per share from continuing operations	(0.11)	(0.21)	(0.31)	(0.02)	0.02	(0.08)	0.09	(0.06)

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

1
This data excludes the discontinued operations in Rio Cuarto, Argentina and in Paraguay. On May 12, 2025, our energy provider GMSA, halted the supply of electricity to our Rio Cuarto Bitcoin data center with energized capacity of 58 gross MW. On August 11, 2025, three months after being informed that electricity supply was being halted and with no path forward to resume operations in the future, the decision was made to shut down the plant, which was abandoned by September 30, 2025. Additionally, in April 2026, the Paso Pe Bitcoin data center was sold, and all operations in Paraguay were designated as discontinued operations as we make a strategic shift towards HPC data center projects in North America.

76	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
II. RESULTS OF OPERATIONS (Continued)

4. Non-GAAP and Other Financial Measures and Ratios
Non-GAAP financial measures from continuing operations1
In addition to our results determined in accordance with U.S. GAAP, we utilize a number of non-GAAP financial measures and ratios in assessing operating performance, including "EBITDA", "EBITDA margin", "Adjusted EBITDA" and "Adjusted EBITDA margin". Non-GAAP measures and ratios may exclude the impact of certain items and are used internally when analyzing operating performance. The definitions of the non-GAAP measures referenced herein, and the reasons the Board and Management use such non-GAAP measures, are set forth below.

These measures are provided as additional information to supplement U.S. GAAP measures by providing further understanding of our results of operations from Management's perspective. Accordingly, they should not be considered in isolation nor as a substitute for analysis of our financial information reported under U.S. GAAP. Furthermore, because our calculation of these non-GAAP financial measures may differ from other companies, our presentation of these measures may not be comparable to similarly-titled measures of other companies.

The definitions and the data in the non-GAAP section exclude the discontinued operations in Rio Cuarto, Argentina and in Paraguay.

1
This data excludes the discontinued operations in Rio Cuarto, Argentina and in Paraguay. On May 12, 2025, our energy provider GMSA, halted the supply of electricity to our Rio Cuarto Bitcoin data center with energized capacity of 58 gross MW. On August 11, 2025, three months after being informed that electricity supply was being halted and with no path forward to resume operations in the future, the decision was made to shut down the plant, which was abandoned by September 30, 2025. Additionally, in April 2026, the Paso Pe Bitcoin data center was sold, and all operations in Paraguay were designated as discontinued operations as we make a strategic shift towards HPC data center projects in North America.

77	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
II. RESULTS OF OPERATIONS (Continued)

4. Non-GAAP and Other Financial Measures and Ratios (Continued)
A.Reconciliation of Consolidated Net (loss) income from continuing operations to EBITDA and Adjusted EBITDA from Continuing Operations

EBITDA is defined as income (loss) from continuing operations adjusted to exclude: (i) interest expense; (ii) interest income; (iii) income tax expense; and (iv) depreciation and amortization. EBITDA Margin is defined as the percentage obtained when dividing EBITDA by Revenues. EBITDA and EBITDA Margin are used to:
•Assess profitability before the impact of different financing methods, income taxes, depreciation of capital assets and amortization of intangible assets;
•Provide the users of the MD&A with additional information to assist them in understanding components of our financial results, including a more complete understanding of factors and trends affecting our performance; and
•Facilitate comparisons of cash operating performance excluding the impact of charges and credits associated with financing our operations and growth from period to period and to assist Management in preparing annual operating budgets and forecasts.

Adjusted EBITDA is defined as EBITDA adjusted to exclude: (i) stock-based compensation; (ii) realized gain and loss on disposition of digital assets; (iii) change in fair value of digital assets; (iv) impairment of long-lived assets; (v) gain on settlement of Refundable Hosting Deposits, disposition of marketable securities, gains or losses on derivative assets and liabilities; (vi) loss on extinguishment of long-term debt; (vii) loss on currency exchange; (viii) other expense (income); and (ix) other non-recurring items that do not reflect our core performance. Adjusted EBITDA Margin is defined as the percentage obtained when dividing Adjusted EBITDA by Revenues. Adjusted EBITDA and Adjusted EBITDA Margin are used to:
•Assess profitability before the impact of all of the items in calculating EBITDA in addition to certain other non-cash expenses;
•Provide the users of the MD&A a consistent comparable metric for profitability of our core operations across time periods; and
•Facilitate comparisons of operating performance from period to period and to assist Management in preparing annual operating budgets and forecasts.

78	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
II. RESULTS OF OPERATIONS (Continued)

4. Non-GAAP and Other Financial Measures and Ratios (Continued)
A.Reconciliation of Consolidated (loss) income from continuing operations to EBITDA and Adjusted EBITDA from Continuing Operations (Continued)

	Three months ended June 30,				Six months ended June 30,
(U.S.$ in thousands except where indicated)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

Revenues	30,430	60,908	(30,478)	(50)%	67,422	108,559	(41,137)	(38)%

Loss before taxes from continuing operations	(63,934)	13,196	(77,130)	(584)%	(191,511)	(24,955)	(166,556)	667%
Interest income	(2,885)	(460)	(2,425)	527%	(6,608)	(1,262)	(5,346)	424%
Interest expense	2,114	1,582	532	34%	5,714	1,767	3,947	223%
Depreciation and amortization	84,149	26,439	57,710	218%	111,843	44,887	66,956	149%
EBITDA	19,444	40,757	(21,313)	(52)%	(80,562)	20,437	(100,999)	(494)%
EBITDA margin	64%	67%			(119)%	19%
Stock-based compensation	9,848	3,426	6,422	187%	12,554	7,552	5,002	66%
Realized loss (gain) on disposition of digital assets	11,180	(16,005)	27,185	170%	12,990	(20,982)	33,972	162%
Change in fair value of digital assets	9,029	(16,283)	25,312	155%	50,478	6,750	43,728	648%
Impairment of long-lived assets	1,583	—	1,583	100%	3,569	—	3,569	100%
Gain on derivative assets and liabilities	(77,040)	(3,784)	(73,256)	nm	(75,476)	(70)	(75,406)	nm
Loss on extinguishment of long-term debt	—	—	—	—%	21,596	—	21,596	100%
Costs not associated with ongoing operations (1)	374	—	374	100%	6,406	1,671	4,735	283%
Sales tax recovery - prior years - energy and infrastructure and G&A expenses (2)	—	—	—	—%	—	—	—	—%
Other expense (income) (2)	1,889	(1,516)	3,405	225%	8,042	(1,860)	9,902	532%
Adjusted EBITDA	(23,693)	6,595	(30,288)	(459)%	(40,403)	13,498	(53,901)	(399)%
Adjusted EBITDA margin	(78)%	11%			(60)%	12%
nm: not meaningful

1
Costs not associated with ongoing operations for YTD Q2 2026 includes $5.4 million of professional fees related to the U.S. redomiciliation and $1.0 million related to the U.S. GAAP conversion. Costs not associated with ongoing operations for YTD Q2 2025 include $1.6 million of professional fees related to the acquisition of Stronghold and $0.1 million related to the sale of the Yguazu Bitcoin Data Center.

2
Other expense (income) for Q2 2026 and YTD Q2 2026 include a provision for receivables of nil and $4.2 million, respectively (Q2 2025 and YTD Q2 2025: nil), amortization of the convertible notes transaction costs of $0.9 million and $2.5 million, respectively (Q2 2025: $0.5 million, YTD Q2 2025: $0.5 million), a (gain) loss on disposal of property, plant and equipment of $0.9 million and $0.9 million, respectively, (Q2 2025: $(1.8) million, YTD Q2 2025: $(2.3) million), and other financial (income) expense of $0.2 million and $0.4 million, respectively, (Q2 2025: $(0.4) million, YTD Q2 2025: $(0.3) million).

79	Page

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

2. Cash Flows
The following discussion on cash flows includes the discontinued operations in Rio Cuarto, Argentina and in Paraguay. On May 12, 2025, our energy provider Generación Mediterránea S.A ("GMSA"), halted the supply of electricity to our Rio Cuarto Bitcoin data center with energized capacity of 58 gross MW. On August 11, 2025, three months after being informed that electricity supply was being halted and with no path forward to resume operations in the future, the decision was made to shut down the plant, which was abandoned by September 30, 2025. Additionally, as of September 30, 2025, the Paso Pe Bitcoin data center met the criteria to be classified as "held for sale", and all operations in Paraguay were designated as discontinued operations as we make a strategic shift towards HPC infrastructure in North America. On April 21, 2026, we sold the Paso Pe Bitcoin data center in Paraguay.

Cash Flows used in Operating Activities
YTD Q2 2026 v. YTD Q2 2025
Cash flows used in operating activities increased by $23.9 million during YTD Q2 2026 compared to YTD Q2 2025. Our operating cash flows are negative as the proceeds from the Bitcoin sold from our Mining operations are classified within investing activities.

The increase in cash flows used in operating activities is driven by higher cash G&A expenses from continuing operations of $16.1 million. We also incurred higher infrastructure expenses and higher cash energy costs from continuing operations of $6.0 million and $2.9 million, respectively, during YTD Q2 2026 due to a higher cost per kWh and the acquisition of Stronghold completed at the end of the first quarter of 2025, which carried a smaller impact in YTD Q2 2025. In addition, during YTD Q2 2026 we paid interest expense of $3.6 million, mainly attributable to the complete settlement of both interest and principal on the Credit Facility, compared to interest expense paid of $1.1 million during YTD Q2 2025. Our working capital decreased by $29.7 million as explained in the Working Capital Section of this MD&A.

The increase was partially offset by net proceeds of $13.4 million received from the disposition of RECs and WTCs in YTD Q2 2026, compared to $4.1 million in YTD Q2 2025, and an increase of $5.3 million in interest income received due to having a higher average cash balance.

80	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
III. LIQUIDITY AND CAPITAL RESOURCES (Continued)

2. Cash Flows (Continued)

Cash Flows used in Investing Activities
YTD Q2 2026 v. YTD Q2 2025
Cash flows used in investing activities increased by $114.9 million in YTD Q2 2026 compared to YTD Q2 2025.

The increase in cash flows used in investing activities is driven primarily by (i) a decrease in proceeds earned from the sale of digital assets of $90.4 million as a result of lower Bitcoin prices when selling 649 Bitcoin in YTD Q2 2026 compared to higher Bitcoin prices when selling 1,480 Bitcoin in YTD Q2 2025, (ii) higher equipment and construction prepayments for the HPC infrastructure projects of $47.0 million in YTD Q2 2026, compared to YTD Q2 2025, mainly driven by our focus on HPC development activities, and (iii) the benefit from $47.5 million in proceeds from the sale of the Yguazu Bitcoin data center during YTD Q2 2025 compared to the $13.1 million in proceeds mainly from the sale of the Paso Pe Bitcoin data center during YTD Q2 2026.

The increase was partially offset by the net addition of $51.1 million of PPE during YTD Q2 2026, compared to $59.0 million for YTD Q2 2025, as last year's focus was investing in the acquisition of Miners and infrastructure build-out. Additionally, the acquisition of Stronghold included a $48.1 million cash payment in YTD Q2 2025.

Cash flows from financing activities
Cash flows from financing activities increased by $225.8 million from $70.6 million of cash generated for YTD Q2 2025 to $296.4 million for YTD Q2 2026.

YTD Q2 2026
We raised net proceeds of $444.5 million through the issuance of the 2026 Convertible Notes in June 2026 and the exercise of stock options for $7.0 million, partially offset by the repayment of the long-term debt, mainly the Credit Facility, for $113.6 million and the purchase of the 2026 Capped Calls relating to the 2026 Convertible Notes for $41.8 million.

2026 Convertible Notes
In June 2026, we issued $458.0 million aggregate principal amount of the 2026 Convertible Notes, which included the full exercise of the purchasers’ option to purchase up to an additional $58.0 million principal amount of Convertible Notes. Transaction costs of $13.5 million relating to agent fees and legal fees were capitalized and deducted from the carrying amount of the 2026 Convertible Notes. Net proceeds from the offering of the 2026 Convertible Notes were $444.5 million.

81	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
III. LIQUIDITY AND CAPITAL RESOURCES (Continued)

2. Cash Flows (Continued)
Macquarie Loan
In April 2025, we signed the Credit Facility for up to $300.0 million with Macquarie. In October 2025, we converted the entirety of the Credit Facility into a $300.0 million project debt facility for the development of the Panther Creek site and secured at the project level with a parent company guarantee. During the year ended December 31, 2025, we drew the initial tranche of $50.0 million and the second tranche of $50.0 million for a total of $100.0 million drawn. In February 2026, the Credit Facility was fully repaid, for a total of $116.9 million, including interest, principal and additional base return fees.

Cash flows from financing activities
YTD Q2 2025
We raised $50.0 million through the Macquarie Credit Facility and incurred $3.2 million professional fees. In addition, we raised $23.6 million of net proceeds from our At-The-Market Equity Offering Program ("2024 ATM Program") as discussed below.

At-The-Market Equity Offering Program
We commenced the 2024 ATM Program on March 11, 2024, by means of a prospectus supplement dated March 8, 2024 ("March Supplement"), to our short form base shelf prospectus dated November 10, 2023 ("Base Shelf"), and U.S. registration statement on Form F-10, which included a prospectus supplement related to the 2024 ATM Program.

We filed amended and restated prospectus supplements dated October 4, 2024, and December 17, 2024, providing disclosure regarding the Stronghold Transaction and amending and restating the March Supplement, to our existing $375.0 million Base Shelf, with both the Base Shelf and amended and restated prospectus supplement forming a part of our registration statement on Form F-10.

During YTD Q2 2025, we issued 14,444,643 common shares in the 2024 ATM Program in exchange for gross proceeds of $24.4 million. We received net proceeds of $23.6 million after paying commissions of $0.8 million to the sales agent.

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

82	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
III. LIQUIDITY AND CAPITAL RESOURCES (Continued)
3. Capital Resources (Continued)

Based on our current plans and business conditions, we believe that our existing cash and Bitcoin, together with cash generated from operations and our future investing and financing activities, will be sufficient to satisfy our anticipated cash requirements for the next 12 months and beyond. Our expansion into HPC and AI infrastructure development is expected to increase capital intensity and shift the timing of cash inflows relative to capital outlays.

In October 2025, we drew an additional $50.0 million from the Macquarie Credit Facility, bringing the total drawn to $100.0 million and completed an offering of $588.0 million aggregate principal amount of the 2025 Convertible Notes which included an over allotment option by the initial purchasers to purchase $88.0 million aggregate amount of convertible senior notes. Net proceeds were approximately $569.1 million after transaction fees and approximately $69.1 million was used to fund a 125% capped call transaction. In February 2026, the Macquarie Credit Facility was fully repaid and the restricted cash balance of $57.5 million as of December 31, 2025 was no longer restricted.

In June 2026, we completed an offering of $458.0 million aggregate principal amount of the 2026 Convertible Notes which included an over allotment option by the initial purchasers to purchase $58.0 million aggregate amount of convertible senior notes. Net proceeds were approximately $444.5 million after transaction fees and approximately $41.8 million was used to fund a 100% capped call transaction.

On July 22, 2025, we announced that the TSX had approved a normal course issuer bid ("NCIB"), for twelve months, under which we may repurchase up to 49,943,031 of our common shares, representing approximately 10% of our public float as of July 14, 2025. Purchases under the NCIB commenced on July 28, 2025. All common shares purchased on the TSX or Nasdaq under the NCIB were cancelled. Following the U.S. Redomiciliation Transaction, Keel is continuing the NCIB under the same terms.

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

83	Page

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

Under this program, Management is authorized to sell Bitcoin from treasury at its discretion.

The following table presents the total Bitcoin sold and proceeds in YTD Q2 2026, which was used to fund operations and expansion plans:

	Three months ended
(U.S. $ in thousands except where indicated)	June 30, 2026	March 31, 2026
Quantity of Bitcoin sold	585	64
Total proceeds	42,971	4,373

The sale of Bitcoin as described above, while we continued to earn Bitcoin, resulted in total holdings of 2,261 Bitcoin as of June 30, 2026, valued at approximately $132.4 million based on a Bitcoin price of approximately $58,600, as of June 30, 2026.

Bitcoin 2.1 program for digital assets management
During the third quarter of 2025, we implemented a new program, Bitcoin 2.1. Bitcoin 2.1 is a multi-strategy program that primarily sells both short and long dated out of the money calls on the Bitcoin held in treasury and future Bitcoin production in order to offset Bitcoin production costs and potentially achieve higher revenues per Bitcoin sold. Bitcoin 2.1 is designed as a low-cost and low-risk funding mechanism for energy infrastructure investments and has no objective around Bitcoin accumulation. The Board authorized the risk management committee to deploy up to (i) 100% of our Bitcoin in treasury, plus (ii) three months of expected forward production calculated on a rolling basis, plus (iii) $10.0 million under Bitcoin 2.1 to be actively managed and participate in volatility-targeting strategies.

On March 16, 2026, Reliz Ltd., the operating entity of BlockFills, a Chicago‑based cryptocurrency brokerage, trading platform, and liquidity provider, filed voluntary petitions for relief under Chapter 11 restructuring proceedings of the United States Bankruptcy Code. Prior to March 16, 2026, in connection with our Bitcoin option and selling contracts, we settled all outstanding contracts with BlockFills. During the three and six months ended June 30, 2026, we recognized a net gain of nil and $1.9 million, respectively, to close all positions and a credit loss expense of nil and $4.2 million, respectively, for the receivable from BlockFills after closing the contracts.

84	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
III. LIQUIDITY AND CAPITAL RESOURCES (Continued)
4. Contractual Obligations and Commitments
The following table presents the future principal capital payment of long-term debt and the future minimum lease payments required under non-cancellable leases as of June 30, 2026:

	2026	2027	2028	2029	2030 +	Total
Long-term debt	383	744	716	601	1,049,158	1,051,602
Operating lease liabilities*	2,014	3,182	3,274	3,222	12,131	23,823
Finance lease liabilities*	490	576	495	451	1,206	3,218
Capital commitments	146,857	72,745	—	—	—	219,602
	149,744	77,247	4,485	4,274	1,062,495	1,298,245
*Minimum lease payments include $7.8 million of payments related to leases not yet commenced and $5.7 million of imputed interest.

Our commitments are summarized in Note 21 (Commitments and Contingencies) to the Q2 2026 Financial Statements.

5. Lawsuits
Our lawsuits are summarized in Note 21 (Commitments and Contingencies) to the Q2 2026 Financial Statements.

6. Contingent liability
Our contingent liability is summarized in Note 21 (Commitments and Contingencies) to the Q2 2026 Financial Statements.

85	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
III. LIQUIDITY AND CAPITAL RESOURCES (Continued)
7. Working Capital

	As of June 30,	As of December 31,
(U.S. $ in thousands except where indicated)	2026	2025	$ Change	% Change
Total current assets	896,466	826,465	70,001	8%
Total current liabilities	55,122	148,112	(92,990)	(63)%
Working Capital	841,344	678,353	162,991	24%

We continue to place importance on maintaining sufficient liquidity to fund our HPC development activities. We also anticipate requiring additional funds to complete our 2026 and 2027 growth plans. As of June 30, 2026, we had working capital of $841.3 million, compared to $678.4 million as of December 31, 2025.

The increase in working capital was largely due to our cash increasing by $142.1 million as explained in the "Liquidity and Capital Resources" section above. In addition, our current liabilities decreased by $93.0 million mainly due to the full reimbursement of the Credit Facility with the principal amounting to $100.0 million during the first quarter of 2026.

The increase in working capital was partially offset by (i) a $47.9 million decrease in digital assets, mainly due to a lower Bitcoin price as of June 30, 2026, partially offset by our Bitcoin balance increasing by 201 Bitcoin, (ii) a $9.3 million decrease in RECs and WTCs derived from Stronghold’s refuse operations due to the timing of sales of credits to third parties, and (iii) a $12.8 million net decrease in assets held for sale mainly due to the disposal of the South America discontinued operations which was partially offset by the reclassification of Miners and Mining electrical components as held for sale following the cessation of operations in Washington State, Sharon, Panther Creek and Scrubgrass sites in the United States.

86	Page

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

During Q2 2026, our cessation of Bitcoin Mining operations at our Washington State, Panther Creek, Scrubgrass and Sharon sites in connection with our transition to HPC infrastructure resulted in Management revising the estimated useful lives and residual values of certain long-lived assets at those sites, resulting in incremental depreciation expense, as described in Note 10 to the Q2 2026 Financial Statements.

Impairment of long-lived assets
Our long-lived assets (including property, plant, and equipment, right-of-use assets and intangible assets with finite useful lives) are assessed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of potential impairment are present, we prepare a projected undiscounted cash flow analysis for the respective asset or asset group, and if the sum of the undiscounted cash flow is less than the carrying amount of the asset or asset group, an impairment loss is recognized equal to the excess of the carrying amount over the fair value of the asset or asset group. Impairment losses are recognized in the unaudited consolidated statements of operations in the period in which the impairment is identified and are not reversed in subsequent periods.

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

87	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
IV. CRITICAL ACCOUNTING POLICIES AND ESTIMATES (Continued)

Measurement of financial instruments
We measure certain derivative financial instruments and assets at fair value either on a recurring or non-recurring basis depending on their nature. Derivative financial instruments reflect the estimated amounts that we would receive or pay, taking into consideration counterparty risk or our credit risk, and in the case of embedded derivatives, are determined using a combination of the Monte Carlo simulation model to simulate future prices based on probability factors and the Black-Scholes Model. Derivative financial instruments include, but are not limited, to Bitcoin option and selling contracts, Bitcoin redemption options and capped calls. Changes in fair value are recognized in Gain on derivative assets and liabilities, and may have a material impact on the amounts reported in our unaudited condensed consolidated financial statements.

88	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
PART I - FINANCIAL INFORMATION
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Market value and price risk of Bitcoin
We hold a significant amount of Bitcoin, and therefore are exposed to the impact of market price changes in Bitcoin. The price of Bitcoin is volatile, and is impacted by factors such as global economic conditions, regulatory developments affecting digital assets, technological changes in the blockchain ecosystem, market liquidity and shifts in investor demand. Further, the rewards for each Bitcoin mined are subject to "halving" adjustments at predetermined intervals.

As of June 30, 2026, we held 2,261 Bitcoin with a fair value of $132.4 million, reflecting a fair value of a single Bitcoin of approximately $58,600. A decline in the market price of Bitcoin could reduce the value of our digital asset holdings and negatively affect our revenue and profitability and could also reduce the amount of cash available to us upon disposition of these holdings, which may adversely affect our liquidity. A 10% increase or decrease in the market price of Bitcoin over the course of the three and six months ended June 30, 2026, would have increased or decreased our revenue by $2.6 million and $5.6 million, respectively, and would have had a material effect on our total revenue as at that date.

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

Interest rate risk
We have limited exposure to interest rate risk, which is the risk that a financial instrument’s value will fluctuate as a result of changes in the market interest rates on variable interest-bearing financial instruments. As of June 30, 2026, we do not use derivatives to mitigate interest rate exposures. We only hold cash and maintain our cash balance with major financial institutions that are insured by the Federal Deposit Insurance Corporation.

89	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
PART I - FINANCIAL INFORMATION
ITEM 4 - CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our Management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures and concluded that they were effective as of June 30, 2026.

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

Changes in internal control over financial reporting
We did not identify any changes in our internal control over financial reporting, in connection with our evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

90	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, refer to Note 21 - Commitments and Contingencies included in our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, which is incorporated herein by reference.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in Part I, Item 1A of our Annual Report. We are subject to various risks and uncertainties that could materially adversely affect our business, financial condition, results of operations, and the trading price of our common stock. You should carefully read and consider the risks and uncertainties included in the Annual Report, together with all of the other information in the Annual Report and this Quarterly Report, including "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our unaudited condensed consolidated financial statements and related notes, and other documents that we file with the SEC. The risks and uncertainties described in these reports may not be the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as reported in Item 3.02 of our Current Reports on Form 8-K filed with the SEC on April 1, 2026 and June 10, 2026, there were no sales of unregistered securities during the quarter ended June 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

91	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Keel Infrastructure Corp. (incorporated by reference from Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2026).

3.2	Bylaws of Keel Infrastructure Corp. (incorporated by reference from Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed with the SEC on April 1, 2026).
4.1
Supplemental Indenture among Bitfarms Ltd., Keel Infrastructure Corp., Computershare Trust Company, N.A. as trustee and Computershare Trust Company of Canada as Canadian co-trustee (incorporated by reference from Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on April 1, 2026).

4.2+
Indenture, dated as of June 9, 2026, among Keel Infrastructure Corp. as Issuer, Bitfarms Ltd. as Guarantor, and Computershare Trust Company, N.A., as Trustee (incorporated herein by reference from Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 10, 2026).

4.3
Form of Certificate representing the 1.250% Convertible Senior Notes due 2032 (incorporated herein by reference from Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 10, 2026).

10.1	Form of Capped Call Transaction (incorporated herein by reference from Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 10, 2026).
10.2#
Keel Infrastructure Corp. - Amended and Restated Long-Term Performance Incentive Plan (formerly Bitfarms Ltd. Long-Term Incentive Plan) (incorporated by reference from Exhibit 10.6 of the Registrant's Current Report on Form 8-K filed with the SEC on April 1, 2026).

10.3#	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.7 of the Registrant's Current Report on Form 8-K filed with the SEC on April 1, 2026).
10.4#	Form of Employment Agreement (incorporated by reference from Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on April 3, 2026).
10.5*+#	Employment Agreement for Ganesh Aiyer, President, effective July 6, 2026.
31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

92	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
PART II - OTHER INFORMATION

Exhibit Number	Description
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith
**Furnished herewith
+ Portions of this exhibit have been redacted in compliance with Item 601(a)(6) of Regulation S-K because disclosure would constitute a clearly unwarranted invasion of personal privacy. Redacted information is indicated by [***]
# Management contract or compensation plan or arrangement

93	Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEEL INFRASTRUCTURE CORP.

Date: August 10, 2026	By: /s/ Benjamin Gagnon
Benjamin Gagnon
Chief Executive Officer and Director

Date: August 10, 2026	By: /s/ Jonathan Mir
Jonathan Mir
Chief Financial Officer

94	Page