Form 10-Q
period 2026-09-30
Keel Infrastructure Corp.
filed 2026-11-05
CIK 1812477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2026
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

Number of shares of the registrant’s common stock outstanding on November 4, 2026: 617,883,881

1	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026
TABLE OF CONTENTS

2	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

GENERAL MATTERS

In this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (referred to herein as this "Quarterly Report") "we", "us", "our", and the "Company" refer to Keel Infrastructure Corp., a Delaware corporation ("Keel") and its consolidated subsidiaries, including Bitfarms Ltd., a corporation existing under the laws of the Province of Ontario ("Bitfarms") unless the context requires otherwise. In connection with an internal corporate reorganization completed on June 15, 2026, Bitfarms was renamed "Backbone Hosting Solutions Inc."; for continuity, we continue to refer to this subsidiary as "Bitfarms" in this Quarterly Report.

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

For accounting and financial reporting purposes, Bitfarms is the accounting predecessor of the Company, and the Company's condensed consolidated financial statements are presented as a continuation of Bitfarms' historical consolidated financial statements at historical carrying amounts. Comparative information for periods before April 1, 2026 has been presented on that basis, as described in Note 2 of the Company's unaudited condensed consolidated financial statements and its accompanying notes for the three and nine months ended September 30, 2026.

This Quarterly Report on Form 10-Q is filed by Keel as successor issuer to Bitfarms, and it relates to the quarter ended September 30, 2026. References in this report to the "Annual Report" refer to Bitfarms' Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on March 31, 2026, for which Keel is the successor issuer.

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
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

Unless we indicate otherwise: (i) all dollar amounts are expressed in U.S. dollars; and (ii) all references to "USD" or "$" are to U.S. dollars and all references to "CAD" are to Canadian dollars.

Note that use of the word "including" in this Quarterly Report means "including, without limitation."

Unless we indicate otherwise, all information in this Quarterly Report is stated as of November 4, 2026.

4	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements generally are identified by words such as "seek," "anticipate," "plan," "continue," "estimate," "expect," "may," "will," "position," "project," "predict," "potential," "targeting," "intend," "could," "might," "should," "believe," "future," "continue" or similar expressions or the negatives thereof. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, undue reliance should not be placed on forward-looking statements since the Company can give no assurance that such expectations will prove to be correct. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties, and other factors:

•our limited operating history and history of operating losses, which make it difficult to evaluate our business and prospects;
•our evolving business model and strategy, including our strategic transformation to digital infrastructure, including high-performance computing ("HPC") from Bitcoin Mining, which may not be successful;
•our ability to execute leases with customers for our HPC data centers on acceptable terms, within expected timelines, or at all;
•our dependence on reliable and economical sources of power, including regulated electricity rates in Pennsylvania and Washington State (United States) and Québec (Canada), and the risk of increased electricity rates in Québec, including as a result of Orders-in-Council 88-2026 and 89-2026 and related rate applications;
•our reliance on a limited number of third-party suppliers and manufacturers, including those in foreign jurisdictions, exposing us to supply chain disruptions, trade restrictions, and tariff risks;
•delays, cost overruns, and other risks associated with the continued development of our existing and planned facilities;
•intense competition from other digital infrastructure developers and established data center operators, some of which may have greater resources and experience;
•the potential inadequacy of our insurance coverage to protect against all losses;
•our increased focus on developing data centers dedicated to HPC and AI workloads may not become profitable and has and will divert resources from our Bitcoin Mining operations;
•the capital-intensive nature of constructing HPC data centers and our potential inability to secure financing or attractive financing for such efforts;
•significant competition for suitable data center sites and regulatory constraints that could adversely impact our development pipeline;
•our requirement to obtain, and to comply with, numerous permits, licenses and approvals from federal, state or provincial, and local governmental agencies in the U.S., Canada and other jurisdictions in which we may operate, including the risk that such permits or license requirements are subject to change, may be delayed, denied, revoked or modified, or that we may fail to timely obtain or comply with their conditions;
•public, community and political opposition to data center development, and resulting governmental action, including moratoria, executive orders and restrictive zoning or permitting requirements, such as the executive order issued by the Governor of Pennsylvania;
•our dependence on significant customers for our HPC data centers, and the risk of customer default or failure to make timely payments;
•the rapidly evolving regulatory landscape surrounding HPC, AI, and Bitcoin Mining, which may negatively impact our expansion efforts;

5	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

•our limited remaining revenue sources until our data centers generate revenue;
•the high volatility of Bitcoin prices, which has significantly affected and will continue to affect the profitability of our remaining Bitcoin Mining operations;
•extensive environmental, energy, and climate-related regulation that could result in significant additional costs or liabilities;
•political uncertainty in the U.S. and internationally, including potential regulatory and policy changes affecting the data center, energy and cryptocurrency industries;
•cybersecurity threats and hacking attacks that could compromise our systems and data;
•our indebtedness, including our convertible senior notes, and the substantial additional capital we expect to require to fund our data center development, with no assurance that financing will be available on acceptable terms;
•counterparty risk with respect to the capped call transactions entered into in connection with the convertible notes;
•potential dilution to stockholders from future issuances of capital stock, conversion of convertible notes, or exercise of options and warrants; and
•other factors detailed under the heading "Risk Factors" in this Form 10-Q and our Annual Report.

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

6	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

7	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars - unaudited)

	As of September 30,	As of December 31,
	2026	2025
Assets
Current
Cash	815,825	573,462
Accounts receivable, net	3,558	5,471
Digital assets	36	174,726
Digital assets - restricted	—	5,559
Other assets	4,371	2,825
Rights to renewable energy credits and waste tax credits	7,286	18,478
Assets held for sale	14,435	28,664
Short-term prepaid deposits	5,355	6,317
Inventories	9,237	8,676
Derivative assets	—	2,287
Total current assets	860,103	826,465
Non-current
Rights to waste tax credits	2,621	—
Long-term derivative assets	23,500	5,200
Operating lease right-of-use assets, net	9,954	11,103
Finance lease right-of-use assets, net	1,908	2,127
Restricted cash	53,377	57,500
Long-term deposits and equipment prepayments	113,869	31,033
Property, plant and equipment, net	306,489	358,333
Intangible assets, net	2,849	2,983
Other non-current assets	2,850	1,600
Total assets	1,377,520	1,296,344

Liabilities
Current
Accounts payable and accrued expenses	67,548	46,443
Income taxes payable	893	—
Current portion of long-term debt	798	97,022
Current portion of operating lease liabilities	1,387	1,490
Current portion of finance lease liabilities	283	235
Derivative liabilities	—	2,922
Total current liabilities	70,909	148,112
Non-current
Long-term debt	1,020,358	572,447
Operating lease liabilities	9,182	10,606
Finance lease liabilities	1,604	1,978
Deferred tax liability	65	65
Other non-current liabilities	1,831	2,761
Total liabilities	1,103,949	735,969
Commitments and contingencies (Note 21)
Stockholders’ equity
Preferred stock Class A - $0.001 par value; 120,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 1,500,000,000 shares authorized; 617,724,372 and 601,579,999 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	618	602
Additional paid-in capital	1,158,493	1,172,254
Accumulated deficit	(885,540)	(612,481)
Total stockholders' equity	273,571	560,375
Total liabilities and stockholders' equity	1,377,520	1,296,344
See accompanying notes to the unaudited condensed consolidated financial statements

8	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of U.S. dollars, except per share amounts - unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues	27,603	67,969	95,025	176,528
Cost of revenues	(42,201)	(70,221)	(222,681)	(182,390)
Gross loss	(14,598)	(2,252)	(127,656)	(5,862)
Operating expenses
General and administrative expenses	(34,289)	(17,155)	(92,437)	(54,157)
Change in fair value of digital assets	73,564	5,176	23,086	(1,574)
Realized (loss) gain on sale of digital assets	(32,234)	4,801	(45,224)	25,783
Gain on disposition of property, plant and equipment and deposits	2,697	64	1,778	2,200
Impairment of long-lived assets	(2,812)	(9,103)	(6,381)	(9,103)
Operating loss	(7,672)	(18,469)	(246,834)	(42,713)
Interest income	5,831	511	12,439	1,773
Interest expense	(4,450)	(2,051)	(12,702)	(3,818)
(Loss) gain on derivative assets and liabilities	(55,300)	12,175	20,176	12,245
Loss on extinguishment of long-term debt	—	—	(21,596)	—
Other income (expenses)	721	(3,215)	(3,864)	(3,703)
Total other (expense) income	(53,198)	7,420	(5,547)	6,497
Loss before taxes from continuing operations	(60,870)	(11,049)	(252,381)	(36,216)
Income tax (expense) benefit	(1,518)	40	(1,532)	(182)
Loss from continuing operations	(62,388)	(11,009)	(253,913)	(36,398)
Loss from discontinued operations	(323)	(27,758)	(19,146)	(63,423)
Net loss	(62,711)	(38,767)	(273,059)	(99,821)

Loss per common share
Basic and diluted loss per share from continuing operations	(0.10)	(0.02)	(0.42)	(0.07)
Basic and diluted loss per share from discontinued operations	0.00	(0.05)	(0.03)	(0.12)
Basic and diluted loss per share	(0.10)	(0.07)	(0.45)	(0.19)
Weighted average number of common shares outstanding
Basic and diluted	617,263,087	556,539,628	608,532,152	537,721,978
See accompanying notes to the unaudited condensed consolidated financial statements

9	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in thousands of U.S. dollars, except number of shares - unaudited)

	Number of shares	Common stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Three Months Ended September 30, 2026
Balance as of June 30, 2026	616,736,107	617	1,150,928	(822,829)	328,716
Net loss	—	—	—	(62,711)	(62,711)
Stock-based compensation	—	—	8,815	—	8,815
Settlement of restricted share units	1,141,798	1	(1)	—	—
Common shares withheld for taxes on net share settlement of equity awards	(332,318)	—	(1,553)	—	(1,553)
Exercise of stock options	178,785	—	304	—	304
Balance as of September 30, 2026	617,724,372	618	1,158,493	(885,540)	273,571

Nine Months Ended September 30, 2026
Balance as of January 1, 2026	601,579,999	602	1,172,254	(612,481)	560,375
Net loss	—	—	—	(273,059)	(273,059)
Stock-based compensation	—	—	22,327	—	22,327
Purchase of capped calls, including transaction costs	—	—	(41,840)	—	(41,840)
Settlement of restricted share units	2,956,331	3	(3)	—	—
Common shares withheld for taxes on net share settlement of equity awards	(332,318)	—	(1,553)	—	(1,553)
Settlement of performance share units	77,525	—	—	—	—
Exercise of stock options and warrants	13,442,835	13	7,308	—	7,321
Balance as of September 30, 2026	617,724,372	618	1,158,493	(885,540)	273,571

Three Months Ended September 30, 2025
Balance as of June 30, 2025	557,548,857	557	1,050,585	(388,991)	662,151
Net loss	—	—	—	(38,767)	(38,767)
Stock-based compensation	—	—	2,850	—	2,850
Issuance of common shares	4,726,499	5	14,430	—	14,435
Issuance of equity warrants	—	—	(538)	—	(538)
Settlement of restricted share units	122,200	—	—	—	—
Exercise of stock options and warrants	8,417,332	8	11,977	—	11,985
Repurchase and cancellation of common shares	(7,807,141)	(7)	(9,949)	—	(9,956)
Balance as of September 30, 2025	563,007,747	563	1,069,355	(427,758)	642,160

Nine Months Ended September 30, 2025
Balance as of January 1, 2025	479,332,885	479	938,604	(327,937)	611,146
Net loss	—	—	—	(99,821)	(99,821)
Stock-based compensation	—	—	10,619	—	10,619
Issuance of replacement stock-based compensation	—	—	231	—	231
Issuance of common shares	79,037,751	79	104,220	—	104,299
Issuance of equity warrants	—	—	13,654	—	13,654
Settlement of restricted share units	2,469,700	2	(2)	—	—
Exercise of stock options and warrants	8,431,232	8	11,980	—	11,988
Settlement of share awards	1,543,320	2	(2)	—	—
Repurchase and cancellation of common shares	(7,807,141)	(7)	(9,949)	—	(9,956)
Balance as of September 30, 2025	563,007,747	563	1,069,355	(427,758)	642,160
Should be read in conjunction with the notes to the unaudited condensed consolidated financial statements

10	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. dollars - unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows used in operating activities
Net loss	(273,059)	(99,821)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	124,468	95,931
Impairment of long-lived assets	19,998	71,193
Total other (income) expenses	5,475	(7,006)
Digital assets earned and hosting revenue received in Bitcoin	(81,208)	(209,406)
Stock-based compensation	22,327	10,619
Renewable energy credits earned	(8,392)	(17,000)
Gain on disposition of assets	(1,938)	(9,336)
Digital assets exchanged for services	—	5,441
Realized loss (gain) on sale of digital assets	45,224	(25,783)
Other	3,175	380
Change in fair value of digital assets	(23,086)	1,574
Interest income received	12,177	1,666
Interest expenses paid	(9,592)	(2,527)
Income tax paid	(901)	(383)
Proceeds from disposition of renewable energy and waste tax credits	16,963	11,022
Changes in non-cash working capital components	(11,119)	19,516
Net change in cash related to operating activities	(159,488)	(153,920)
Cash flows from investing activities
Proceeds from sale of digital assets	239,580	159,295
Purchase of property, plant and equipment and intangible assets	(68,190)	(75,365)
Proceeds from sale of property, plant and equipment and assets held for sale	2,659	17,226
Costs related to purchase and sale of assets held for sale	—	(7,988)
Purchase of marketable securities	(2,783)	(10,678)
Proceeds from disposition of marketable securities	2,828	11,133
Purchase of derivative assets and liabilities	—	(150,693)
Settlement of derivative assets and liabilities	1,396	164,367
Equipment and construction prepayments	(84,539)	(821)
Proceeds from disposal of businesses	13,129	63,038
Acquisition of business	—	(48,084)
Investment in equity securities	(1,250)	(1,250)
Net change in cash related to investing activities	102,830	120,180
Cash flows from financing activities
Repayment of long-term debt	(113,855)	(437)
Repayment of finance lease liabilities	(225)	(649)
Issuance of common shares and warrants	—	38,043
Proceeds from long-term debt, net of transaction costs	445,043	47,611
Exercise of stock options	7,321	11,446
Taxes paid related to net share settlement of equity awards	(1,553)	—
Purchase of capped calls	(41,840)	—
Repurchase and cancellation of common shares	—	(9,956)
Net change in cash related to financing activities	294,891	86,058
Net increase in cash and restricted cash	238,233	52,318
Cash and restricted cash, beginning of the period	630,962	59,542
Exchange rates differences on currency translation	7	92
Cash and restricted cash, end of the period	869,202	111,952
Cash flows from (used in) discontinued operations	11,722	(109)
See accompanying notes to the unaudited condensed consolidated financial statements

11	Page

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

In addition to its pipeline of energy assets being developed in the United States for HPC and AI workloads, Keel has decommissioned its Bitcoin Mining operations in the United States and currently only maintains its legacy Bitcoin Mining operations in Canada while working to secure the legal and regulatory approvals to convert its energy purchase agreements in the United States and Canada from Bitcoin Mining to HPC and AI workloads. As part of its legacy Bitcoin Mining operations, the Company owns and operates data centers housing specialized computers (referred to as "Miners") designed for validating transactions on the Bitcoin blockchain (referred to as "Mining"). Keel generally operates its Miners 24 hours per day to produce computational power (measured in hashrate) used to perform hashing calculations. The Company sells this hashrate to Mining Pool operators under a formula-derived rate commonly known in the industry as Full Pay Per Share ("FPPS"). Under FPPS, Mining Pool operators compensate Mining companies for their hashrate based on the expected value of the revenue that would be generated by that hashrate over a given period, regardless of the Mining Pool's actual results during that period. This compensation may be paid in cryptocurrency, U.S. dollar, or another currency. Keel receives payments from Mining Pool operators in Bitcoin (as defined herein) on a daily basis and generally sells the Bitcoin it receives or exchanges for U.S. dollars through reputable and established cryptocurrency trading platforms on a daily basis.

12	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 1:    ORGANIZATION (Continued)

Effective June 29, 2026, the Company ceased its Bitcoin Mining operations in the United States as part of its strategic transition to develop data centers for HPC and AI use. The accelerated cessation is driven by data center construction timelines for HPC and AI use as well as macro factors affecting the profitability of Bitcoin Mining.

The Company's transition from Bitcoin Mining to data center infrastructure dedicated to HPC and AI use affected all four of its United States sites during the second quarter of 2026. On April 28, 2026, the Company ceased Bitcoin Mining operations at its Washington State site and began converting the site to an 18 gross MW HPC data center. On June 29, 2026, the Company ceased Bitcoin Mining operations at its Panther Creek, Scrubgrass and Sharon sites in Pennsylvania in order to develop them into HPC data center sites and campuses. The Company currently continues to generate revenue from the sale of energy at its Panther Creek and Scrubgrass sites, which had current gross energized capacity of approximately 60 gross MW and 63 gross MW, respectively, as of September 30, 2026, that is not yet contracted under an electric supply agreement, while the Company evaluates and develops these sites for HPC and AI workloads.

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

The unaudited condensed consolidated financial statements are presented in USD and have been prepared in accordance with the accounting principles generally accepted in the United States of America ("U.S. GAAP") and regulations of the U.S. Securities and Exchange Commission (the "SEC") applicable to interim financial information, which permit the omission of certain information to the extent it has not changed materially since the latest audited annual consolidated financial statements for the fiscal year ended December 31, 2025.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its condensed consolidated balance sheets as of September 30, 2026 and its results of operations for the three and nine months ended September 30, 2026 and 2025 and cash flows for the nine months ended September 30, 2026, and 2025. The condensed consolidated balance sheets as of December 31, 2025, was derived from the 2025 audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes thereto contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 31, 2026 (the "Annual Report").

Additionally, since there are no differences between net income (loss) and comprehensive income (loss), all references to comprehensive income (loss) have been excluded from the unaudited condensed consolidated financial statements.

Accounting for the U.S. Redomiciliation Transaction
The U.S. Redomiciliation Transaction (Note 1) is accounted for as a transaction between entities under common control under ASC 805-50, because the same shareholder group held Bitfarms immediately before the transaction and holds Keel immediately after the transaction, in substantially the same proportions, through a one-for-one exchange of shares. The transaction is not a business combination within the scope of ASC 805-10 because there is no change in control over the underlying business, and Keel, as a newly formed entity that issued only equity to effect the transaction, is disregarded for accounting continuity purposes.

14	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 2:    SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for the U.S. Redomiciliation Transaction (Continued)
Accordingly, the Company recognizes the assets and liabilities of Bitfarms and its subsidiaries at their historical carrying amounts, with no step-up in basis, no fair value remeasurement, and no goodwill. The Company's unaudited condensed consolidated financial statements are presented as a continuation of Bitfarms' historical consolidated financial statements, and all periods presented have been retrospectively recast to reflect Keel's capital structure as if the U.S. Redomiciliation Transaction had occurred at the beginning of the earliest period presented. The reorganization and the retrospective recast of the capital structure had no effect on previously reported revenues, operating results, net loss, accumulated deficit, or total stockholders' equity for any period presented, other than the reclassification within stockholders' equity described in Note 14.

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

During the three and nine months ended September 30, 2026, the Company incurred nil and $5,371, respectively, of legal, accounting, and other professional fees directly related to the U.S. Redomiciliation Transaction, which are included in general and administrative expenses. As the U.S. Redomiciliation Transaction was a one-for-one exchange with the Company's existing shareholders and did not raise new capital, these costs are expensed as incurred rather than charged against additional paid-in capital.

The U.S. Redomiciliation Transaction changed the jurisdiction of the Company's ultimate parent from Canada to the United States. Total income tax expense recognized by the Company for the three and nine months ended September 30, 2026 was not material, and the U.S. Redomiciliation Transaction did not have a material effect on the Company's current or deferred income tax provision for those periods.

The Company's position with respect to the recognition of its deferred tax assets remained unchanged during the nine-month period ended September 30, 2026. As of September 30, 2026, the Company concluded that it is not more likely than not that sufficient taxable profit is expected to utilize these deferred tax assets.

Segment Reporting
Following the cessation of Bitcoin Mining operations at the Company's United States sites described in Note 1, the Company evaluated whether its continuing energy sales activities at its Panther Creek and Scrubgrass sites, and its data center development activities, constitute operating segments separate from Bitcoin Mining. The chief operating decision maker ("CODM") does not regularly review discrete revenue, cost, or profitability information for the Company's continuing energy sales activities to assess their performance or allocate resources to them as a business line, and no segment manager is directly accountable to the CODM for the operating results of the Company's HPC development activities separately from its Bitcoin Mining operations. Accordingly, Bitcoin Mining remained the Company's only reportable segment as of September 30, 2026, and no change in the composition of the Company's reportable segments occurred during the period.

15	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 2:    SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated balance sheets and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ materially from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s unaudited condensed consolidated financial statements include revenue recognition; measurement of digital assets; determination of the useful lives, residual values, depreciation method and recoverability of long-lived assets; impairment analysis of property, plant and equipment; allocating the fair value of purchase consideration to assets acquired and liabilities assumed in business combinations and measurement of financial instruments.

Adopted accounting pronouncements
In December 2025, the FASB issued ASU 2025-12, Codification Improvements (“ASU 2025-12”). ASU 2025-12 makes clarifications and technical corrections to a broad range of topics in the FASB Accounting Standards Codification, including an amendment to ASC 505-30-30-8 that explicitly permits the excess of the repurchase price over par or stated value of retired shares to be charged entirely to additional paid-in capital, provided that additional paid-in capital does not become negative. ASU 2025-12 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted on an issue-by-issue basis. During the three and nine months ended September 30, 2026, the Company early adopted the amendment to ASC 505-30-30-8, effective January 1, 2026, on a prospective basis. The Company applies this guidance to common shares withheld to satisfy employee tax withholding obligations upon the net share settlement of equity awards. These withheld shares are accounted for as a repurchase and retirement of common shares, with the excess of the repurchase price over par value charged entirely to additional paid-in capital. The adoption of this amendment did not have a material impact on the Company’s unaudited condensed consolidated financial statements and had no impact on total shareholders’ equity, net income (loss) or cash flows. The Company will adopt the remaining amendments in ASU 2025-12 on January 1, 2027 and is currently evaluating the impact of adopting the remaining amendments.

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

Stronghold was a vertically integrated power generation and data center company focused on environmental remediation and reclamation services in Pennsylvania, United States. The Stronghold transaction was aligned with the Company's strategic objectives to diversify its operations and expand its presence in the United States through vertical integration of power generation and energy arbitrage capabilities.

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

Total acquisition-related costs that were not directly attributable to the issuance of shares amounted to $7,081, of which $1,571 were incurred during the first quarter of 2025, and $5,510 were expensed during the year ended December 31, 2024. These amounts were included in general and administrative expenses in the condensed consolidated statements of operations.
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

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 3:    BUSINESS COMBINATION (Continued)
Revenue and profit and loss contribution
The following pro-forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2025 for the indicated periods:

(unaudited)	Three months ended September 30, 2025	Nine months ended September 30, 2025
Revenue	67,969	191,104
Net loss, net of tax	(8,518)	(38,465)

The unaudited pro forma financial information should not be considered indicative of actual results that would have been achieved had the acquisition of Stronghold actually been consummated on the date indicated and does not purport to be indicative of the Company's future financial position or operating results. These pro forma results include the impact of depreciation and amortization of property, plant and equipment and intangible assets acquired, and the impact of the acquisition on interest expense and income tax expense. No adjustments have been reflected in the pro forma financial information for anticipated growth and efficiency opportunities. There were no material nonrecurring pro forma adjustments directly attributable to the acquisition included within the unaudited pro forma financial information.

NOTE 4:    RIGHTS TO RENEWABLE ENERGY CREDITS ("RECs") AND WASTE TAX CREDITS ("WTCs")

	As of September 30,			As of December 31,
	2026			2025
	RECs	WTCs	Total	RECs	WTCs	Total
Balance as of January 1,	6,906	11,572	18,478	—	—	—
Additions related to business combination	—	—	—	3,104	5,885	8,989
Additions during the period	5,921	2,471	8,392	17,076	5,687	22,763
Less: sale of credits to third parties	(12,672)	(4,291)	(16,963)	(13,274)	—	(13,274)
Balance as of period end	155	9,752	9,907	6,906	11,572	18,478
Less: current portion	(155)	(7,131)	(7,286)	(6,906)	(11,572)	(18,478)
Non-current portion	—	2,621	2,621	—	—	—

20	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 5:    DIGITAL ASSETS

Bitcoin transactions and the corresponding values for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three months ended September 30,
	2026		2025
	Quantity	Value ($)	Quantity	Value ($)
Balance of digital assets including restricted digital assets as of July 1,	2,261	132,384	1,176	125,951
Bitcoin earned*	259	18,655	520	59,417
Bitcoin earned from discontinued operations	—	—	124	14,416
Hosting revenue received in Bitcoin	—	—	15	446
Bitcoin received in exchange for goods	—	—	6	741
Change in Bitcoin earned, not received	—	(97)	2	140
Bitcoin exchanged for cash	(2,520)	(192,236)	(185)	(21,877)
Realized (loss) gain on disposition of digital assets	—	(32,234)	—	4,801
Unrealized gain on digital assets	—	73,564	—	5,176
Balance of digital assets including restricted digital assets as of September 30,	nominal	36	1,658	189,211
Less: Restricted digital assets as of September 30,**	—	—	(157)	(17,933)
Balance of digital assets excluding restricted digital assets as of September 30,	nominal	36	1,501	171,278

21	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 5:    DIGITAL ASSETS (Continued)

	Nine months ended September 30,
	2026		2025
	Quantity	Value ($)	Quantity	Value ($)
Balance of digital assets including restricted digital assets as of January 1,	2,060	180,285	1,285	120,124
Bitcoin earned*	1,001	73,576	1,570	158,979
Bitcoin earned from discontinued operations	96	7,378	485	49,259
Hosting revenue received in Bitcoin	9	254	36	1,168
Bitcoin received in exchange for goods	—	—	8	922
Change in Bitcoin earned, not received	3	261	(6)	(714)
Bitcoin exchanged for cash	(3,169)	(239,580)	(1,665)	(159,295)
Bitcoin exchanged for services	—	—	(55)	(5,441)
Realized (loss) gain on disposition of digital assets	—	(45,224)	—	25,783
Unrealized gain (loss) on digital assets	—	23,086	—	(1,574)
Balance of digital assets including restricted digital assets as of September 30,	nominal	36	1,658	189,211
Less: Restricted digital assets as of September 30,**	—	—	(157)	(17,933)
Balance of digital assets excluding restricted digital assets as of September 30,	nominal	36	1,501	171,278

The Company's Bitcoin, including restricted digital assets, had a cost basis of $35 as of September 30, 2026 (September 30, 2025: $154,430).

* Management estimates the fair value of Bitcoin earned on a daily basis as the quantity of cryptocurrency received multiplied by the price quoted on Coinbase Prime on the day it was received. Management considers the prices quoted on Coinbase Prime to be a Level 1 input under ASC 820, Fair Value Measurement.

** As of September 30, 2025, the digital assets comprise 157 Bitcoin for the Bitcoin payment ("Bitcoin Pledged") to a third party as deposits of Miners presented as restricted digital assets. As the Company has the right to redeem the Bitcoin Pledged, the ability of the third party to control the asset is limited, and the Bitcoin Pledged does not meet the definition of a sale.

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

On March 16, 2026, Reliz Ltd., the operating entity of BlockFills, a Chicago‑based cryptocurrency brokerage, trading platform, and liquidity provider, filed voluntary petitions for relief under Chapter 11 restructuring proceedings of the United States Bankruptcy Code. Prior to March 16, 2026, in connection with its Bitcoin option and selling contracts, the Company closed all outstanding contracts with BlockFills. During the nine months ended September 30, 2026, the Company recorded a credit loss expense for the $4,218 receivable from BlockFills related to the closed contracts and was recorded in Other expenses in the condensed consolidated statements of operations.

During the three and nine months ended September 30, 2026, the Company sold down substantially all of its Bitcoin inventory, with the majority of the liquidation occurring in August 2026. Following this liquidation, the Company generally sells Bitcoin on a daily basis and maintains a minimal Bitcoin inventory. Accordingly, the Company is no longer entering into Bitcoin option and selling contracts.

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

In connection with the U.S. Redomiciliation Transaction, the reference security under the 2025 Capped Calls became Keel common stock on the same one-for-one basis applicable to the exchange of Bitfarms common shares for Keel common stock. The number of underlying shares, strike price, cap price, and other substantive economic terms of the 2025 Capped Calls were unchanged. The Company evaluated the conformed terms under ASC 815, Derivatives and Hedging and concluded that the substitution did not change the existing derivative-asset classification or valuation model and did not result in a modification gain or loss.

23	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 6:    DERIVATIVE ASSETS AND LIABILITIES (Continued)

The following table summarizes the derivatives and reconciles the fair value measurement, which are classified within Level 2 of the fair value hierarchy:

	As of September 30,			As of December 31,
	2026			2025
	nine-month period			twelve-month period
	2025 Capped Calls	Bitcoin option and selling contracts		2025 Capped Calls	Bitcoin redemption options	Bitcoin option and selling contracts
	Derivative Assets	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Assets	Derivative Assets	Derivative Liabilities
Balance as of January 1,	5,200	2,287	(2,922)	—	3,418	—	(128)
Initial recognition	—	—	—	69,090	1,072	—	—
Purchases	—	—	4,122	—	—	89,478	64,965
Settlement	—	(5,363)	—	—	—	(73,659)	(99,256)
Remeasurement recognized in statement of operations	18,300	3,076	(1,200)	(63,890)	(4,490)	(13,532)	31,497
Balance as of period end	23,500	—	—	5,200	—	2,287	(2,922)

Total derivative assets	—			2,287
Total long-term derivative assets	23,500			5,200
Total derivative liabilities	—			(2,922)

The following (Loss) gain on derivative assets and liabilities is recognized in the condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Gain (loss) on Bitcoin options and selling contracts
Unrealized change in fair value of outstanding contracts	—	(458)	(1,553)	(230)
Realized gain on settled contracts	—	13,807	3,429	14,032
	—	13,349	1,876	13,802
(Loss) gain on Bitcoin redemption options
Unrealized change in fair value	—	(3,498)	—	(5,006)
Realized gain on settled options	—	2,324	—	3,449
	—	(1,174)	—	(1,557)
(Loss) gain on 2025 Capped Calls
Unrealized change in fair value	(55,300)	—	18,300	—

(Loss) gain on derivative assets and liabilities	(55,300)	12,175	20,176	12,245

Refer to Note 16 for more details of derivative instruments.

24	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 7:    RESTRICTED CASH

	As of September 30,	As of December 31,
	2026	2025
Restricted cash as covenant for the Credit Facility	—	57,500
Restricted cash as collateral for the letters of credit	53,377	—
	53,377	57,500

In February 2026, the Credit Facility was fully repaid and the cash balance of $57,500 is no longer restricted. Refer to Note 13 for more details.

In March 2026, the Company issued two letters of credit requiring a total of $41,075 of restricted cash pledged as collateral as of September 30, 2026. Refer to Note 21 for more details.

In June 2026, the Company issued one letter of credit requiring $12,302 of restricted cash pledged as collateral as of September 30, 2026. Refer to Note 21 for more details.

NOTE 8:    ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Miners and Mining electrical components
As of September 30, 2026 and December 31, 2025, the Company determined it had surplus Miners and Mining electrical equipment that met the criteria as "assets held for sale" under ASC 360-10-45 as of the respective balance sheet dates. These assets were measured at the lower of their carrying amount and fair value less costs to sell at the time of the classification. These surplus assets are not determined to be discontinued operations as their planned sale did not represent a strategic shift on the Company's operations and financial results.

The significant net increase in surplus Miners and Mining electrical components classified as held for sale as of September 30, 2026 compared to December 31, 2025 is primarily attributable to the Company's cessation of Bitcoin Mining operations at its United States sites. Following the shutdown of the Washington State site in April 2026 and the subsequent cessation of operations at Panther Creek, Scrubgrass, and Sharon in Pennsylvania effective June 2026, the associated Miners and electrical equipment were no longer required for ongoing Bitcoin Mining operations and were identified for sale.

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

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 8:    ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (Continued)

Assets of disposal group classified as held for sale
In addition to surplus Miners and equipment, the Company classified assets in Paraguay which met the criteria as "assets held for sale" during the year ended December 31, 2025, which have been classified as discontinued operations as detailed in this note. The Paraguay disposal group included the Paso Pe Bitcoin data center which met the "held for sale" criteria during the third quarter of 2025 and was sold during the second quarter of 2026, as further described below.

The following table provides the components of the assets or disposal groups that either met the criteria of "assets held for sale" as of September 30, 2026 or December 31, 2025.

	As of September 30,	As of December 31,
	2026	2025
Miners	10,533	166
Mining electrical components	3,902	3,198
	14,435	3,364

Other assets	—	1,404
Inventories - electronic and networking components	—	426
Property, plant and equipment	—	17,168
Long-term deposits and equipment prepayments	—	1,145
Refundable deposits - security deposits for energy	—	5,157
Assets of disposal group classified as held for sale (discontinued operations)	—	25,300
	14,435	28,664

26	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 8:    ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (Continued)

Discontinued operations
In 2025, the Company began a significant transformation of its corporate strategy, exiting its South American Bitcoin Mining operations in Paraguay and Argentina to fully concentrate on the U.S. and Canadian HPC infrastructure markets. As a result of these strategic decisions, the Company classified certain of its South American asset groups as "held for sale" and its operations as discontinued operations. As discussed below, the Argentina asset group was abandoned, and therefore its assets were not classified as "held for sale". The Company sold Backbone Argentina during the second quarter of 2026, as further described below and completed the sale and discontinuation of the Company's South American operations.

The combined results of the Company's Argentina and Paraguay operations for the three and nine months ended September 30, 2026 and 2025 are presented below:

	Three months ended September 30,
	2026	2025
	Paraguay	Argentina	Paraguay	Total
Revenues*	—	—	14,416	14,416
Cost of revenues	—	(343)	(12,674)	(13,017)
Gross profit (loss)	—	(343)	1,742	1,399
Operating expenses
General and administrative expenses	(459)	(1,369)	(1,071)	(2,440)
Gain (loss) on disposition of property, plant and equipment and deposits	—	1,837	(16)	1,821
Impairment of long-lived assets	—	(1,432)	(26,962)	(28,394)
Operating loss	(459)	(1,307)	(26,307)	(27,614)
Interest expense	—	—	(20)	(20)
Other (expense) income	(2)	(108)	203	95
Total other (expense) income	(2)	(108)	183	75
Loss before income taxes	(461)	(1,415)	(26,124)	(27,539)
Income tax recovery (expense)	138	—	(219)	(219)
Loss from discontinued operations	(323)	(1,415)	(26,343)	(27,758)
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

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 8:    ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (Continued)

Discontinued operations (Continued)

	Nine months ended September 30,
	2026			2025
	Argentina	Paraguay	Total	Argentina	Paraguay	Total
Revenues*	—	7,378	7,378	10,612	38,647	49,259
Cost of revenues	—	(7,149)	(7,149)	(14,171)	(36,758)	(50,929)
Gross profit (loss)	—	229	229	(3,559)	1,889	(1,670)
Operating expenses
General and administrative expenses	(4,420)	(1,761)	(6,181)	(4,370)	(2,525)	(6,895)
Gain (loss) on disposition of property, plant and equipment and deposits	37	123	160	1,923	(12)	1,911
Impairment of long-lived assets	(811)	(12,806)	(13,617)	(35,128)	(26,962)	(62,090)
Operating loss	(5,194)	(14,215)	(19,409)	(41,134)	(27,610)	(68,744)
Interest income	—	—	—	—	74	74
Interest expense	—	—	—	—	(82)	(82)
Other income	70	2	72	278	239	517
Total other income	70	2	72	278	231	509
Loss before income taxes	(5,124)	(14,213)	(19,337)	(40,856)	(27,379)	(68,235)
Income tax recovery (expense)	—	191	191	(1)	(412)	(413)
Loss from discontinued operations	(5,124)	(14,022)	(19,146)	(40,857)	(27,791)	(68,648)
Gain on disposition of Yguazu Bitcoin Mining data center	—	—	—	—	5,225	5,225
(Loss) gain from discontinued operations	(5,124)	(14,022)	(19,146)	(40,857)	(22,566)	(63,423)
*Revenues are presented based on the geographical contribution of computational power used for hashing calculations (measured by hashrate) or sales to external customers.

The net cash flows incurred by Argentina's and Paraguay's operations are, as follows:

	Nine months ended September 30,
	2026	2025
Net change in cash related to operating activities	(7,233)	(20,852)
Net change in cash related to investing activities	19,105	20,995
Net change in cash related to financing activities	(150)	(252)
Net change in cash generated by the discontinued operations	11,722	(109)

28	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 8:    ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (Continued)

Discontinued operations (Continued)

i.Argentina's operations as discontinued operations
During the second quarter of 2025, the Company's energy supplier halted the supply of electricity to the Company's Rio Cuarto, Argentina Bitcoin Mining data center. Following this event, on August 11, 2025, the Company determined that it would discontinue and abandon its operations in Rio Cuarto, Argentina. The Company negotiated to eliminate its asset retirement obligation and reduced the reserved power to a minimum. As of September 30, 2025, the Company's Argentina operations were abandoned and classified as a discontinued operation. As these operations represent an asset group that was abandoned, it is not classified as "held for sale" of a disposal group. Notwithstanding, commencing in the second quarter of 2025, the Company also identified certain electrical equipment and BVVE that could be sold separately and not abandoned.

Impairment on Argentina asset group in the first quarter of 2025
During the first quarter of 2025, due to indicators of impairment that included the decline of the Company's market capitalization and Bitcoin price, the Company performed recoverability tests for operating Bitcoin Mining data centers in Canada, United States, Paraguay and Argentina. The Company also experienced an increase in gas prices which affected the Company's cost of energy in Argentina.

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

Impairment on Argentina asset group in the second quarter of 2025
Management considered the suspension of the Bitcoin Mining activities in Argentina as an indicator of impairment and performed a recoverability test for its operating Bitcoin Mining data center in Argentina. The sum of the estimated undiscounted future cash flows for the Argentina asset group was determined to be lower than its carrying amount, therefore the Argentina asset group is not recoverable and an impairment loss in the amount of $14,872 was recognized to write down the carrying amount of the asset group to its fair value less cost to sell. Fair value was determined using an income approach under ASC 820 based on a discounted cash flow model as previously described above.

Impairment on Argentina asset group in the third quarter of 2025
Additional impairment loss of $1,432 was recognized to write down the carrying amount of certain assets to their fair value less cost to sell in the third quarter of 2025.

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

As of the Closing Date, the Backbone Argentina asset group subject to the proposed sale agreement had a carrying value of $781 in total assets (excluding cash) and $452 in total liabilities recorded on the Company’s condensed consolidated balance sheets, resulting in a loss of $200 during the nine months ended September 30, 2026.

ii.      Paraguay's operations as discontinued operations and assets held for sale
During the first quarter of 2025, the Company finalized the sale of its Yguazu Bitcoin Mining data center in Paraguay. Subsequently, during the third quarter of 2025, the Company determined that the Paso Pe Bitcoin Mining data center met the criteria to be classified as "held for sale", and that all operations in Paraguay should be classified as discontinued operations as the Company makes a strategic shift towards developing data centers dedicated to HPC and AI use in North America.

Sale of the Yguazu Bitcoin Mining Data Center
On March 17, 2025, the Company completed the sale of its 200 gross MW Bitcoin Mining data center under development in Yguazu, Paraguay to HIVE Digital Technologies Ltd. ("HIVE") pursuant to a January 24, 2025 share purchase agreement. The transaction involved the sale of the Company's 100% ownership stake in the Yguazu Bitcoin Mining data center and resulted in the derecognition of the subsidiary’s assets and liabilities. The transaction details are as follows:

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
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 8:    ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (Continued)

Discontinued operations (Continued)

ii.      Paraguay's operations as discontinued operations and assets held for sale (Continued)

Impairment on Paraguay asset group in the third quarter of 2025
During the third quarter of 2025, upon classifying the assets of its Paso Pe operations as held for sale, the Company assessed their value at fair value less costs to sell which resulted in an impairment loss of $26,962 on its Paraguay operations. This impairment loss is presented within loss from discontinued operations in the condensed consolidated statements of operations.

Impairment on Paraguay asset group in the first quarter of 2026
During the first quarter of 2026, the Company used the most recent agreed upon selling price to estimate the fair value less costs to sell of the Paso Pe Bitcoin Mining data center and recognized a further impairment loss of $12,806. This impairment loss is presented within loss from discontinued operations in the condensed consolidated statements of operations.

Sale of the Paso Pe Bitcoin Mining data center
On April 21, 2026, the Company completed the sale of Paso Pe Bitcoin Mining data center pursuant to a January 2026 definitive share purchase agreement. The transaction involved the sale of the Company's 100% ownership stake in the Company's subsidiary, D&N Ingeniería S.A. The total agreed purchase price was approximately $13,000, which was fully received as of April 21, 2026.

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

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 9:    IMPAIRMENT FROM CONTINUING OPERATIONS

The following table summarizes the impairment loss in the condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Impairment of assets held for sale*	2,812	9,103	5,496	9,103
Property, plant and equipment	—	—	885	—
Impairment from continuing operations	2,812	9,103	6,381	9,103
* Upon classification as "held for sale", the assets were measured at the lower of carrying amount or fair value less cost to sell.

Impairment loss
During the three and nine months ended September 30, 2026, the Company recognized a write-off of nil and $885, respectively (three and nine months ended September 30, 2025: nil), related to non-functional Miners at the Panther Creek and Scrubgrass sites that were retired during the period.

During the three and nine months ended September 30, 2026, the Company recognized $2,812 and $5,496, respectively (three and nine months ended September 30, 2025: $9,103), of impairment on Miners "held for sale" as a result of the reassessment of the fair value less costs to sell.

32	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 10:    PROPERTY, PLANT AND EQUIPMENT, NET

As of September 30, 2026 and December 31, 2025, property, plant and equipment ("PPE") consisted of the following:

	As of September 30,	As of December 31,
	2026	2025
BVVE	191,634	344,075
Energy infrastructure	103,269	102,133
Leasehold improvements	14,402	14,538
Buildings	11,431	13,536
Machinery and equipment	12,289	11,989
Vehicles	1,395	1,544
Land	54,691	48,119
Construction in progress	95,206	12,169
	484,317	548,103
Accumulated depreciation	(177,828)	(189,770)
Carrying amount	306,489	358,333

Assets not subject to depreciation
As of September 30, 2026, property, plant and equipment that are not yet placed into service amounted to $95,206 (December 31, 2025: $12,169) and land was $54,691 (December 31, 2025: $48,119). These assets are not depreciated. Depreciation begins when assets are ready and available for their intended use; land is not depreciated.

Changes in the useful life, residual value
During the three and nine months ended September 30, 2026, the Company continued its strategic transition from Bitcoin Mining operations to data center infrastructure dedicated to HPC and AI use and ceased Bitcoin Mining operations at its Washington State, Panther Creek, Scrubgrass and Sharon sites, as described in Note 1. This change in operations caused management to evaluate the estimated useful lives and residual values of certain long-lived assets with an aggregate carrying value of $82,880 immediately before the revision. This constitutes a change in accounting estimate under ASC 250-10-45-17.

Management revised the useful lives and residual values of the affected assets to align with the decommissioning dates, which resulted in accelerated depreciation to ensure the carrying value is reduced to residual value by the end of each asset's service period. This change in estimate was applied prospectively effective June 29, 2026. As a result, the Company recognized additional depreciation expense of approximately nil and $67,662 for the three and nine months ended September 30, 2026, respectively, with the same impact on net income. The impact on basic and diluted loss per share was nil and $0.11 for the three and nine months ended September 30, 2026, respectively.

33	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 11:    LONG-TERM DEPOSITS, EQUIPMENT PREPAYMENTS AND OTHER

	As of September 30,	As of December 31,
	2026	2025
Equipment and construction prepayments*	104,703	20,164
Insurance prepaids, security deposits for energy and rent	9,166	9,199
Deferred transaction fees - undrawn tranche of the credit facility	—	1,670
	113,869	31,033
*Deposits for construction work and materials mainly related to the development of HPC data centers.

NOTE 12:    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	As of September 30,	As of December 31,
	2026	2025
Accounts payable	29,980	16,271
Accrued expenses	19,500	18,703
Government remittances payable	18,068	11,469
	67,548	46,443

34	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 13:    LONG-TERM DEBT

The Company's long-term debt is as follows:

	As of September 30,	As of December 31,
	2026	2025
Building financing	1,692	1,704
Equipment financing	1,901	1,642
Credit Facility	—	104,857
Unamortized transaction costs - Credit Facility	—	(10,049)
2025 Convertible Notes	588,000	589,565
Unamortized debt discount - 2025 Convertible Notes	(15,567)	(18,250)
2026 Convertible Notes	458,000	—
Unamortized debt discount - 2026 Convertible Notes	(12,870)	—
Total long-term debt, net of transaction cost and debt discount	1,021,156	669,469
Current portion of long-term debt	(798)	(97,022)
Non-current portion of long-term debt	1,020,358	572,447

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

In February 2026, the Credit Facility was fully repaid for a total of $116,855, including interest, principal and additional base return fees and the cash balance of $57,500 is no longer restricted. The Company recorded a total $21,596 loss related to the termination of the Credit Facility, which included $19,858 from the extinguishment itself and $1,738 in transaction costs recorded in long-term deposits and other related fees. These amounts are presented within Loss on extinguishment of long-term debt in the condensed consolidated statements of operations.

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

As of September 30, 2026, none of the conditions permitting the holders of the 2025 Convertible Notes to convert their notes early or to require the Company to repurchase the 2025 Convertible Notes for cash have been met. Accordingly, the 2025 Convertible Notes are classified as long-term debt.

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

2026 Convertible Notes
In June 2026, the Company issued $458,000 aggregate principal amount of 1.250% convertible senior notes due in 2032 (the "2026 Convertible Notes"), which included the full exercise of the purchasers’ option to purchase up to an additional $58,000 principal amount of 2026 Convertible Notes. The 2026 Convertible Notes are senior, unsecured obligations of the Company and are fully and unconditionally guaranteed, on a senior unsecured basis, by Bitfarms Ltd., a consolidated subsidiary of the Company. The 2026 Convertible Notes bear interest at 1.250% per annum, payable semi-annually, and mature on January 15, 2032, unless earlier converted, redeemed or repurchased. In connection with the offering, the Company entered into privately negotiated capped call transactions (the "2026 Capped Calls") to reduce the potential dilution to its common stock (or to reduce the Company's cash payment obligation if the 2026 Convertible Notes are settled in cash) to the extent the trading price of the Company's common stock exceeds the conversion price of the 2026 Convertible Notes at the time of conversion, subject to a cap. The 2026 Capped Calls are freestanding instruments entered into separately from, and accounted for separately from, the 2026 Convertible Notes. Refer to Notes 14 and 17 for more details.
Prior to October 15, 2031, the 2026 Convertible Notes may be converted only upon the occurrence of certain events, including: (i) during specified periods when the market price of the Company's common stock exceeds 130% of the applicable conversion price, (ii) during specified periods when the trading price of the 2026 Convertible Notes is less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate, (iii) following a notice of redemption by the Company, or (iv) upon the occurrence of specified corporate events. On or after October 15, 2031 and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2026 Convertible Notes at any time, regardless of these conditions.

37	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 13:    LONG-TERM DEBT (Continued)

2026 Convertible Notes (Continued)
Upon conversion, the Company may settle the obligation in cash, common stock, or a combination of both, at its discretion. The initial conversion rate is 134.9073 common stock per $1 principal amount, which is equivalent to an initial conversion price of approximately $7.41 per share, representing a 25% premium over the $5.93 reference price. The $5.93 reference price is the last reported sale price of the Company's common stock on Nasdaq on June 4, 2026. The conversion rate is subject to customary anti-dilution adjustments and, in certain circumstances, may be increased for conversions in connection with a make-whole fundamental change or following a notice of redemption, subject to a maximum conversion rate of 168.6340 common shares per $1 principal amount.
The 2026 Convertible Notes are not redeemable prior to July 20, 2029. On or after July 20, 2029, the Company may redeem the 2026 Convertible Notes, in whole or in part, at its option, for cash if the last reported sale price of its common stock has been at least 130% of the conversion price for at least 20 trading days, whether or not consecutive, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. In the event of a fundamental change, holders may require the Company to repurchase their 2026 Convertible Notes for cash at 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the fundamental change repurchase date.

Transaction costs of $13,607 relating to agent fees and legal fees were capitalized and deducted from the carrying amount of the 2026 Convertible Notes. Net proceeds from the offering were $444,393.

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

As a result of the U.S. Redomiciliation Transaction, on April 1, 2026, the Company's authorized share capital became the authorized share capital of Keel, which consists of 1,500,000,000 shares of Common Stock, with a par value of $0.001 per share, and 120,000,000 shares of Class A Preferred Stock, with a par value of $0.001 per share. Each share entitles the holder to one vote per share and to receive equally any dividends declared by the Company and the remaining property and assets of the Company in the event Keel undergoes a liquidation, dissolution or winding up. As of September 30, 2026, the Company did not have any outstanding Class A Preferred Stock.

38	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 14:    STOCKHOLDERS' EQUITY (Continued)

Common and Preferred shares (Continued)
The aggregate par value of the Keel common stock issued in the exchange was $603 (602,851,137 shares at $0.001 par value). For financial reporting purposes, the U.S. Redomiciliation Transaction and the related legal-capital presentation have been retrospectively reflected for all periods presented, as described in Note 2. The historical carrying amount of Bitfarms' common share capital in excess of the aggregate par value of the equivalent number of shares of Keel common stock is presented as additional paid-in capital. This reclassification did not change accumulated deficit or total stockholders' equity for any period presented. The one-for-one share exchange and the related reclassification within stockholders' equity were noncash transactions and are not reflected in the accompanying condensed consolidated statement of cash flows.

The following table presents the effect of the reclassification on the Company's stockholders' equity within the consolidated balance sheets as of December 31, 2025:

	As Previously Reported	Reclassification	As Recast
Common stock	1,064,572	(1,063,970)	602
Additional paid-in capital	108,284	1,063,970	1,172,254
Accumulated deficit	(612,481)	—	(612,481)
Total stockholders' equity	560,375	—	560,375

The following table details the movement in number of common shares:

	Nine months ended September 30,
	2026	2025
Outstanding, January 1,	601,579,999	479,332,885
Issuance through at-the market equity offering program	—	19,171,142
Issuance through business combination	—	59,866,609
Share buyback and cancellation	—	(7,807,141)
Exercise of options	3,917,348	7,254,449
Exercise of warrants	9,525,487	1,176,783
Settlement of share awards	—	1,543,320
Settlement of restricted share units	2,956,331	2,469,700
Common shares withheld for taxes on net share settlement of equity awards	(332,318)	—
Settlement of performance share units	77,525	—
Outstanding, September 30,	617,724,372	563,007,747

Corporate Share Buyback Program
On July 22, 2025, the Company announced that the Toronto Stock Exchange ("TSX") had approved a normal course issuer bid ("NCIB"), for twelve months, under which the Company may repurchase up to 49,943,031 of its common shares, representing approximately 10% of the Company’s public float as of July 14, 2025. Purchases under the NCIB commenced on July 28, 2025. All common shares purchased on the TSX or Nasdaq under the NCIB were cancelled. Following the U.S. Redomiciliation Transaction, Keel continued the NCIB under the same terms until it expired in July 2026.

39	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 14:    STOCKHOLDERS' EQUITY (Continued)

Common and Preferred shares (Continued)

Corporate Share Buyback Program (Continued)
During the three and nine months ended September 30, 2025, the Company repurchased 7,807,141 common shares for cancellation through the Corporate Share Buyback Program in exchange for $9,877 at an average share price of approximately $1.27 and paid $79 of commissions to the purchasing agent.

Equity warrants
Details of the outstanding number of warrants are as follows:

	Nine months ended September 30,
	2026		2025
	Number of Warrants	Weighted Average Exercise Price ($)	Number of Warrants	Weighted Average Exercise Price ($)
Outstanding, January 1,	13,907,295	1.97	10,841,482	1.17
Granted	—	—	18,224,596	1.20
Exercised	(11,680,913)	1.18	(1,222,222)	1.18
Expired	(29,255)	35.89	—	—
Outstanding, September 30,	2,197,127	5.69	27,843,856	1.19

The weighted average contractual life of the warrants as of September 30, 2026, was 4.1 years (December 31, 2025: 2.4 years).

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
In September 2025, 1,000,000 warrants and 111,111 broker warrants related to the 2023 private placement were exercised resulting in the issuance of 1,111,111 common shares for proceeds of approximately $1,307. In addition, 111,111 broker warrants were exercised on a cashless basis in exchange for 65,672 common shares. These warrants were classified as equity instruments.

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

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 14:    STOCKHOLDERS' EQUITY (Continued)

Equity warrants (Continued)
In October 2025, a total of 10,802,742 warrants related to the consideration paid to acquire Stronghold were exercised resulting in the issuance of 10,802,742 common shares for proceeds of approximately $13,153. These warrants were classified as equity instruments.

In December 2025, a total of 5,330,946 warrants related to the Credit Facility were exercised on a cashless basis, in exchange for 3,212,330 common shares. These warrants were classified as equity instruments.

In April 2026, 24,676 warrants issued as part of the consideration paid to acquire Stronghold expired unexercised. These warrants had a strike price of $34.44 and were classified as equity instruments.

In May 2026, 4,579 warrants issued as part of the consideration paid to acquire Stronghold expired unexercised. These warrants had a strike price of $43.69 and were classified as equity instruments.

In June 2026, 2,061,653 warrants issued in connection with the Stronghold acquisition were exercised on a cashless basis. These warrants had a strike price of $1.24 and resulted in the issuance of 1,630,469 common shares. These warrants were classified as equity instruments.

In June 2026, 360,000 broker warrants issued in connection with the 2023 private placement warrants were exercised on a cashless basis. These warrants had a strike price of $1.23 and resulted in the issuance of 286,153 common shares. These warrants were classified as equity instruments.

In June 2026, 9,259,260 warrants issued in connection with the 2023 private placement were exercised. These warrants had a strike price of $1.17 and resulted in the issuance of 7,608,865 common shares. These warrants were classified as equity instruments.

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

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 14:    STOCKHOLDERS' EQUITY (Continued)

2026 Capped Calls
In connection with the issuance of the 2026 Convertible Notes, the Company entered into privately negotiated capped call transactions with five financial institutions. The 2026 Capped Calls are generally expected to reduce potential dilution to the Company's common shares upon any conversion of the 2026 Convertible Notes, and to offset any cash payments the Company is required to make in excess of the principal amount of converted notes, with such reduction and offset subject to a cap. The 2026 Capped Calls have an initial strike price of $7.4125 per share, equal to the initial conversion price of the 2026 Convertible Notes, and an initial cap price of $11.86 per share, representing a 100% premium over the $5.93 reference price. The 2026 Capped Calls cover, subject to customary anti-dilution adjustments, the number of common shares initially underlying the 2026 Convertible Notes, or 61,787,543 common shares. The 2026 Capped Calls expire on January 15, 2032, concurrently with the maturity of the 2026 Convertible Notes, subject to earlier exercise.

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

The 2026 Capped Calls are settled by net share settlement by default, or otherwise in accordance with the settlement method the Company elects for the 2026 Convertible Notes, which may be physical settlement, cash settlement, or a combination thereof, in each case an election within the Company's control.

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

Stock-based compensation expense is recognized within general and administrative expenses in the condensed consolidated statements of operations. The stock-based compensation expense related to Options, RSUs and PSUs for employees, directors, consultants and former employees and share awards for a former executive of Stronghold were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Options	4,072	1,434	10,855	4,928
RSUs	2,834	851	6,236	3,196
PSUs	1,909	566	4,278	566
Share awards	—	—	—	1,713
	8,815	2,851	21,369	10,403

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

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 15:    STOCK-BASED COMPENSATION (Continued)

Options
Under 2025 LTIP
During the nine months ended September 30, 2026, the Board approved Options grants to purchase 6,770,050 common shares in accordance with the 2025 LTIP (nine months ended September 30, 2025: 1,572,500 common shares). All Options issued according to the 2025 LTIP become exercisable when they vest and can be exercised for a maximum period of 5 years from the date of the grant.

Under 2021 LTIP
During the nine months ended September 30, 2025, the Board approved Options grants to purchase 2,536,227 common shares in accordance with the 2021 Long Term-Incentive Plan (the "2021 LTIP") adopted on May 18, 2021. All Options issued according to the 2021 LTIP become exercisable when they vest and can be exercised for a maximum period of 5 years from the date of the grant. As part of the options granted during the nine months ended September 30, 2025, the Company granted 302 Options to certain employees of Stronghold as part of the business combination described in Note 3.

Details of the outstanding Options are as follows:

	Nine months ended September 30,
	2026		2025
	Number of Options	Weighted Average Exercise Price (CAD)	Number of Options	Weighted Average Exercise Price (CAD)
Outstanding, January 1,	16,696,665	2.67	26,865,764	2.64
Granted	6,770,050	3.90	4,108,727	1.68
Exercised	(3,917,348)	2.60	(7,254,449)	1.97
Forfeited	(123,448)	2.36	(1,599,502)	2.53
Cancelled	(500,000)	5.01	—	—
Expired	(110,600)	2.98	(55,000)	3.25
Outstanding, September 30,	18,815,319	3.07	22,065,540	2.69
Exercisable, September 30,	12,682,799	2.62	14,973,995	2.66

The weighted-average inputs used to value the Options grants using the Black-Scholes model are as follows:

	Nine months ended September 30,
	2026	2025
Dividend yield (%)	—	—
Expected share price volatility (%)*	96%	78%
Risk-free interest rate (%)	3.90%	3.72%
Expected life of Options (years)	3.0 years	3.0 years
* 2025 expected share price volatility is estimated based on a combination of the Company’s stock price and Bitcoin price data.

44	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 15:    STOCK-BASED COMPENSATION (Continued)

RSUs
Details of the RSUs are as follows:

	Nine months ended September 30,
	2026		2025
	Number of RSUs	Weighted Average Grant Price (CAD)	Number of RSUs	Weighted Average Grant Price (CAD)
Outstanding, January 1,	4,847,575	1.56	897,666	3.61
Granted	7,697,770	2.91	6,333,878	1.42
Settled	(2,956,331)	1.27	(2,469,700)	2.22
Forfeited	(27,688)	1.11	(10,500)	1.59
Outstanding, September 30,	9,561,326	2.73	4,751,344	1.42

Under the 2025 LTIP
During the nine months ended September 30, 2026, the Board approved the grant of 7,697,770 RSUs to certain Members of Management and to the independent directors of the Board. Management's RSUs generally vest 1/3 annually over three years and the Board's RSUs vest over one year.

During the nine months ended September 30, 2026, 2,956,331 RSUs vested and were settled. Of these, 1,033,023 RSUs were settled on a net share basis, under which 332,318 common shares were withheld to satisfy award holders’ statutory tax withholding obligations, and the Company remitted cash of $1,553 to the relevant taxing authorities. The remaining RSUs were settled through the issuance of common shares.

During the nine months ended September 30, 2025, the Board approved the grant of 3,550,453 RSUs to certain members of Management which vest 1/3 annually over three years.

Under the 2021 LTIP
During the nine months ended September 30, 2025, the Board approved the grant of 1,890,000 RSUs to certain employees and executive Management of Stronghold as part of the business combination described in Note 3. 1,631,700 RSUs were fully vested upon grant and 258,300 RSUs vest in equal quarterly installments over approximately 18 months. The fair value of the RSUs is based on the Company's share price at the date of grant. In addition, the Company granted 893,425 RSUs to the independent directors of the Board. These RSUs fully vested in 9 months. The fair value of the RSUs is based on the Company's share price at the date of grant.

45	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 15:    STOCK-BASED COMPENSATION (Continued)

PSUs
Details of the PSUs are as follows:

	Nine months ended September 30,
	2026		2025
	Number of PSUs	Weighted Average Grant Price (CAD)	Number of PSUs	Weighted Average Grant Price (CAD)
Outstanding, January 1,	3,508,275	1.41	—	—
Granted	5,494,362	2.73	4,349,985	1.41
Settled	(77,525)	1.52	—	—
Forfeited	(63,178)	2.73	—	—
Outstanding, September 30,	8,861,934	2.22	4,349,985	1.41

PSUs vest in a single tranche at the end of the performance cycle, contingent upon the attainment of certain corporate objectives. Upon vesting, each PSU converts into one common share of the Company, subject to a multiplier based on the level of achievement. The actual number of shares awarded may be 0%, 50%, 100% or 200% of the target award.

During the nine months ended September 30, 2026, the Company granted 5,494,362 PSUs to senior executives as part of the 2025 LTIP, which vest at the end of the three years upon attainment of performance criteria (nine months ended September 30, 2025: 4,349,985).

Share awards
During the nine months ended September 30, 2025, following the Stronghold transaction, the Company entered into a stock award agreement as well as a consulting agreement with a former executive of Stronghold and granted 1,543,320 share awards with a grant-date fair value of $1.11 per award. The share awards fully vested in September 2025, subject to continued provision of services through this date. Notwithstanding the foregoing, the share awards can be accelerated and fully vested if certain conditions are met. In April 2025, the conditions were met and the share awards were settled.

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

		As of September 30,	As of December 31,
Measurement		2026	2025
Financial assets at amortized cost
Cash	Level 1	815,825	573,462
Restricted cash	Level 1	53,377	57,500
Other receivables	Level 2	2,031	1,405
Security deposits for energy	Level 2	—	5,157
Other refundable deposits	Level 3	350	350
Financial assets at fair value through net income (loss)
Derivative assets	Level 2	23,500	7,487
Total fair value of financial assets		895,083	645,361
Financial liabilities at amortized cost
Long-term debt*	Level 2	1,053,048	699,657
Financial liabilities at fair value through net income (loss)
Derivative liabilities	Level 2	—	2,922
Total fair value of financial liabilities		1,053,048	702,579
Net fair value		(157,965)	(57,218)
*The Credit Facility and the 2025 Convertible Notes are recognized at amortized cost using the effective interest rate method. As of December 31, 2025, their carrying amounts amounted to $94,808 and $571,315, respectively, whereas their fair values, which are based on discounted cash flows using a current borrowing rate, amounted to $106,060 and $590,252, respectively. As of September 30, 2026, the carrying amount and the fair value of the 2025 Convertible Notes amounted to $572,433 and $589,688, respectively, and the carrying amount and the fair value of the 2026 Convertible Notes amounted to $445,130 and $459,767, respectively (December 31, 2025: 2025 Convertible Notes $571,315 and $590,252, respectively).

There were no transfers between Level 1, 2 or 3 of the fair value hierarchy during the nine months ended September 30, 2026 and 2025.

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 16:     FINANCIAL INSTRUMENTS (Continued)
a.Measurement categories and fair value (Continued)

Derivative assets and liabilities
The fair value of derivatives is categorized as Level 2 as applicable, in the fair value hierarchy and is presented under derivative assets and liabilities in the condensed consolidated balance sheets when there is an outstanding contract at period end. The derivatives are measured at fair values on a recurring basis. Refer to Note 6 for more details.

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

At each reporting date, the fair value is determined by multiplying the number of redeemable Bitcoin pledged by the present value of the difference between the Agreed Bitcoin Price and the simulated spot price of Bitcoin while considering the likelihood of exercising the quarterly installments. Change in fair value is recognized in Other income (expenses).

ii.Capped call transactions (derivative assets)
In October 2025, the Company entered into the 2025 Capped Calls in connection with the issuance of the 2025 Convertible Notes. The fair value of the 2025 Capped Calls is determined using an option pricing model that incorporates observable market inputs, including the Company’s share price, expected volatility, risk-free interest rate, expected term and contractual terms of the instruments. As the valuation primarily incorporates observable inputs, the fair value measurement is classified within Level 2 of the fair value hierarchy. The most significant input in the model is the Company's share price and expected volatility. A decrease in the Company's share price during the three months ended September 30, 2026 resulted in a loss of $55,300, while a net increase in the share price since December 31, 2025 resulted in a gain of $18,300 during the nine months ended September 30, 2026 (three and nine months ended September 30, 2025: nil), presented within gain from derivative assets and liabilities in the condensed consolidated statements of operations.

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

The following table presents the future principal capital payment of long-term debt and the future minimum lease payments required under non-cancellable leases as of September 30, 2026:

	2026	2027	2028	2029	2030 +	Total
Long-term debt	225	744	716	601	1,049,172	1,051,458
Operating lease liabilities	822	1,066	1,727	3,995	15,855	23,465
Finance lease liabilities	129	645	813	786	4,083	6,456
	1,176	2,455	3,256	5,382	1,069,110	1,081,379
Management has evaluated the Company’s liquidity position, including contractual obligations due within 12 months from the date the condensed consolidated financial statements are issued and concluded that the Company’s existing cash, together with cash flows from operations and available financing, will be sufficient to meet its obligations as they become due for at least the next 12 months from the date the unaudited condensed consolidated financial statements are issued.

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

The following table presents the computation of basic and diluted loss per share from continuing operations:

	Three months ended September 30,		Nine months ended September 30,
From continuing operations:	2026	2025	2026	2025
Numerator:
Loss from continuing operations	(62,388)	(11,009)	(253,913)	(36,398)
Effect of Convertible Notes	—	—	—	—
Numerator for diluted loss per share	(62,388)	(11,009)	(253,913)	(36,398)

Denominator:
Denominator for basic loss per share - weighted average shares outstanding	617,263,087	556,539,628	608,532,152	537,721,978
Dilutive impact of Convertible Notes	—	—	—	—
Denominator for diluted loss per share - weighted average shares outstanding	617,263,087	556,539,628	608,532,152	537,721,978

Loss from continuing operations per common share attributable to common shareholders:
Basic and diluted	(0.10)	(0.02)	(0.42)	(0.07)

50	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 17:     LOSS PER SHARE (Continued)

The following table presents the computation of basic and diluted loss per share from discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
From discontinued operations	2026	2025	2026	2025
Numerator:
Loss from discontinued operations	(323)	(27,758)	(19,146)	(63,423)
Effect of Convertible Notes	—	—	—	—
Numerator for diluted loss per share	(323)	(27,758)	(19,146)	(63,423)

Denominator:
Denominator for basic loss per share - weighted average shares outstanding	617,263,087	556,539,628	608,532,152	537,721,978
Dilutive impact of Convertible Notes	—	—	—	—
Denominator for diluted loss per share - weighted average shares outstanding	617,263,087	556,539,628	608,532,152	537,721,978

Loss from discontinued operations per common share attributable to common shareholders:
Basic and diluted	0.00	(0.05)	(0.03)	(0.12)

Earnings per share
For the three and nine months ended September 30, 2026 and the nine months ended September 30, 2025, potentially dilutive securities were excluded from the calculation of diluted loss per share due to their anti-dilutive effect. The 2026 Capped Calls entered into in connection with the 2026 Convertible Notes were excluded from the computation of diluted loss per share because their effect would be anti-dilutive. In accordance with ASC 260-10-45-37, the common shares that may be received by the Company upon exercise of the 2026 Capped Calls are anti-dilutive and are therefore excluded from the diluted share count. The 2026 Capped Calls are expected to reduce dilution from the 2026 Convertible Notes only upon their actual conversion.

The following table presents additional potentially dilutive securities that were excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Options	8,472,093	2,672,519	8,037,939	3,126,171
Warrants	—	11,150,547	3,759,068	1,148,776
RSUs	11,395,473	4,488,745	9,656,692	4,179,334
PSUs	8,759,977	3,924,443	7,028,291	1,322,523
Share awards	—	—	—	650,116
Convertible notes shares	147,451,852	—	111,465,701	—
	176,079,395	22,236,254	139,947,691	10,426,920

51	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 18:     SEGMENT AND GEOGRAPHICAL INFORMATION

Reportable segment
The Company's CEO is its CODM. The Company has aggregated all of its Bitcoin Mining operating segments into a single operating segment, which is the Company's only reportable segment, Bitcoin Mining. The CODM manages segment performance and resource allocation based upon consolidated net income (loss). The CODM uses consolidated net income (loss) to evaluate the overall financial performance of the Company, to compare actual results against internal budgets and forecasts and to inform capital allocation decisions, including the prioritization of investments across the Company's Bitcoin Mining operations and its HPC development activities. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. Significant expenses reviewed by the CODM include those that are presented in the condensed consolidated statements of operations and the more detailed components disclosed in Note 19.

Following the cessation of Bitcoin Mining operations at the Company's United States sites described in Note 1, the Company evaluated whether its continuing energy sales activities at its Panther Creek and Scrubgrass sites constitute an operating segment separate from Bitcoin Mining. The CODM does not regularly review discrete revenue, cost, or profitability information for this activity to assess its performance or allocate resources to it as a business line. The recurring financial information the CODM reviews presents energy sales as a revenue line but organizes costs by expense type and by site rather than by activity, and does not include a discrete profit or performance measure for this activity. Accordingly, the Company's continuing energy sales activities at its Panther Creek and Scrubgrass sites did not constitute a separate operating segment as of September 30, 2026.

The Company also evaluated its HPC development activities and determined that they did not constitute a separate operating segment as of September 30, 2026. The information the CODM receives regarding these activities, including development milestones, power capacity, contractual commitments, and capital expenditures, is distinct from the discrete operating results the CODM reviews for the Company's reportable segment. Accordingly, Bitcoin Mining remained the Company's only reportable segment as of September 30, 2026, and no change in the composition of the Company's reportable segments occurred during the period. The Company expects to reassess this conclusion, and may identify a separate HPC reportable segment, if HPC capacity is placed in service under executed customer contracts and the CODM begins regularly reviewing discrete operating results for the Company's HPC activities.

52	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 18:     SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

Revenues
Revenues by country are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
North America
United States	7,203	38,109	37,853	87,889
Canada	20,400	29,860	57,172	88,639
Total	27,603	67,969	95,025	176,528

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

	As of September 30,			As of December 31,
	2026			2025
	PPE	Other	Total non-current assets	PPE	Other	Total non-current assets
North America
United States	263,556	107,313	370,869	292,208	26,865	319,073
Canada	42,933	18,418	61,351	66,125	17,362	83,487
Total	306,489	125,731	432,220	358,333	44,227	402,560

53	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 19:     ADDITIONAL DETAILS TO THE STATEMENTS OF OPERATIONS

Disaggregated revenues

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Bitcoin Mining	18,915	60,439	74,667	161,751
Energy sales	7,136	4,947	15,393	8,216
Electrical services	1,552	1,122	4,095	3,222
Cryptocurrency Hosting	—	1,461	870	3,339
	27,603	67,969	95,025	176,528

Cost of revenues

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Energy expenses	(16,706)	(19,742)	(57,017)	(57,153)
Depreciation and amortization	(12,625)	(26,544)	(124,468)	(71,431)
Infrastructure expenses	(11,690)	(22,854)	(38,162)	(43,283)
Electrical components and salaries	(1,180)	(1,081)	(3,034)	(2,788)
Hosting expenses	—	—	—	(7,735)
	(42,201)	(70,221)	(222,681)	(182,390)
Accelerated depreciation
Depreciation and amortization for the three and nine months ended September 30, 2026 included nil and $67,662, respectively, of accelerated depreciation resulting from the change in estimated useful lives and residual values related to the Company's cessation of Bitcoin Mining operations at its Washington State, Panther Creek, Scrubgrass and Sharon sites.

Inventories
During the three and nine months ended September 30, 2026, the cost of electrical component inventory and waste, limestone and fuel oil recognized as an expense and included in cost of revenues was $6,756 and $27,812, respectively (three and nine months ended September 30, 2025: $15,290 and $31,054, respectively).

Energy costs are net of RECs and WTCs
During the three and nine months ended September 30, 2026, RECs amounted to $1,720 and $5,921, respectively, and WTCs amounted to $553 and $2,471, respectively (three and nine months ended September 30, 2025: RECs amounted to $6,436 and $12,977, respectively, and WTCs amounted to $1,888 and $4,003, respectively), all of which offset energy expenses in the cost of revenues.

Customs duties
During the three and nine months ended September 30, 2025, infrastructure expenses included $9,244 of customs duties in connection with the importation of Miners in 2021.

54	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 19:     ADDITIONAL DETAILS TO THE STATEMENTS OF OPERATIONS (Continued)

General and administrative expenses

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Salaries and wages	(10,366)	(6,992)	(29,406)	(19,630)
Stock-based compensation	(8,815)	(2,851)	(21,369)	(10,403)
Professional services	(9,632)	(3,755)	(28,331)	(13,067)
Insurance, duties and other	(2,639)	(2,626)	(7,711)	(7,659)
Travel, motor vehicle and meals	(714)	(491)	(2,128)	(1,444)
Advertising and promotion	(1,967)	(313)	(3,068)	(1,518)
Telecom hosting and telecommunications	(156)	(127)	(424)	(436)
	(34,289)	(17,155)	(92,437)	(54,157)

Other income (expenses)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Amortization of transaction costs and debt discount	—	(526)	—	(1,017)
Credit loss expense on derivatives receivable	—	—	(4,218)	—
Gain (loss) on exchange rates	258	(202)	268	(450)
Other financial income (expenses)	463	(2,487)	86	(2,236)
	721	(3,215)	(3,864)	(3,703)

55	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 20:     ADDITIONAL DETAILS TO THE STATEMENTS OF CASH FLOW

	Nine months ended September 30,
	2026	2025
Changes in non-cash working capital components:
(Increase) decrease in accounts receivable, net	498	(587)
(Increase) decrease in other current assets	(436)	8,363
Increase in inventories	(561)	(3,210)
(Increase) decrease in deposits	(79)	(1,011)
(Decrease) increase in accounts payable and accrued expenses	(7,894)	13,890
(Decrease) increase in operating lease liabilities	(1,660)	2,474
Decrease in other non-current liabilities	(987)	(403)
	(11,119)	19,516
Significant non-cash transactions:
Issuance of common shares, warrants and RSUs in connection with the acquisition of Stronghold	—	78,161
Issuance of warrants in connection with debt issuance	—	2,900
Equipment prepayments realized as additions to PPE	100	41,045
Capitalization of interest relating to construction in progress	1,545	—
Addition of ROU assets and related lease liabilities	—	565
Purchase of PPE financed by short-term credit	25,144	8,975
Computational power revenue and its related service expense	1,091	2,777
Depreciation and amortization*
Property, plant and equipment, net	123,933	94,657
Finance lease right-of-use assets	283	839
Intangible assets, net	252	435
	124,468	95,931
*Depreciation and amortization expenses are part of the non-cash adjustments in the condensed consolidated statement of cash flows, and these amounts also include figures from discontinued operations. See Note 8 for more details.

The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,
	2026	2025
Cash	815,825	86,952
Restricted cash	53,377	25,000
Total cash and restricted cash	869,202	111,952

As of September 30, 2026, restricted cash represents letters of credit contractually required by electric service agreements. Refer to Note 21 for more details.

56	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 21:     COMMITMENTS AND CONTINGENCIES

Contingent Liability
As the Company continues to periodically import products into the United States, it is subject to review by the Customs and Border Protection ("CBP") regarding the classification and origin of such imports. Refer to Note 25 of the audited annual consolidated financial statements in the Annual Report for more details regarding the Company's Miners imported in 2021. There were no Miners imported into the United States in 2022, 2023 or during the three and nine months ended September 30, 2026; and for 2024 and 2025, the Company has not received any assessment or communication of a potential assessment.

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

In March 2026, the U.S. Supreme Court International Emergency Economic Powers Act (“IEEPA”) Tariff Ruling determined that certain tariffs previously imposed under the International Emergency Economic Powers Act were not lawful. Based on currently available guidance, the tariff rate for imports of Chinese origin is expected to be approximately 27.6%. However, the timing, scope, and implementation of such changes remain subject to regulatory interpretation and potential further governmental action.

The Company applied a gain model in accordance with Accounting Standards Codification Topic 450, Contingencies, to account for potential refunds of previously paid IEEPA tariffs. Under this model, a gain contingency is not recognized in the condensed consolidated financial statements until the gain is realized or realizable. Any refunds, when recognized, would be reflected as a reduction of property, plant and equipment on the condensed consolidated balance sheets to the extent the related Miners remain on hand, or as a reduction of cost of revenues in the condensed consolidated statements of operations for the amounts related to Miners already depreciated or sold.

During the three and nine months ended September 30, 2026, the Company received and recognized refunds of tariffs previously paid under the IEEPA totaling $3,083 and $3,991, respectively. Of these amounts, nil and $583, respectively, reduced property, plant and equipment, $54 and $379, respectively, reduced cost of revenues, and $3,029, reduced operating expenses, based on the nature of the costs to which the original tariffs related (three and nine months ended September 30, 2025: nil).

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

57	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 21:     COMMITMENTS AND CONTINGENCIES (Continued)

Letters of Credit
In March 2026, the Company entered into an agreement with a utility provider to supply high-voltage electricity to a large-scale, energy-intensive facility to its Panther Creek property in Pennsylvania, United States. The utility provider is responsible for providing electrical power and, if necessary, designing and constructing essential infrastructure such as transmission links and substations. As part of the arrangement, the Company issued a letter of credit in the amount of $40,000 to the utility provider, which is secured by an amount of $40,200 of restricted cash pledged as collateral as of September 30, 2026. In addition, the Company is required to increase the letter of credit to $60,800 by January 31, 2027, contingent upon the utility provider’s completion of specified transmission infrastructure upgrades.

In March 2026, the Company entered into an agreement for the sale and delivery of electricity to its Sharon property in Pennsylvania, United States, over a four-year term. As part of the arrangement, the Company issued a letter of credit in the amount of $875 to the utility provider, which is secured by an equivalent amount of restricted cash pledged as collateral as of September 30, 2026.

In June 2026, the Company entered into an arrangement with a utility provider to supply high-voltage electricity to a large-scale, energy-intensive data center facility at its Panther Creek property in Pennsylvania, United States. The utility provider is responsible for providing electrical power and, if necessary, designing and constructing essential infrastructure such as transmission lines and substations. As part of the arrangement, the Company is required to provide minimum credit support of $12,241 to fund project development, engineering, permitting, regulatory, and procurement activities. Accordingly, during June 2026 the Company issued a letter of credit in the amount of $12,241 to the utility provider, which is secured by $12,302 of restricted cash pledged as collateral as of September 30, 2026.

58	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except data relating to number of PPE, shares, warrants, options and digital assets - unaudited)
NOTE 21:     COMMITMENTS AND CONTINGENCIES (Continued)

Lawsuits
Class Action Lawsuit
On May 9, 2025, and as amended on October 21, 2025, a purported shareholder filed a putative class action complaint in the United States District Court for the Eastern District of New York, in a case now titled In re: Bitfarms Securities Litigation, case no 1:25-cv-02630. Co-Lead Plaintiffs Zhao Jun, Gong Lanfang, Michael Pearl, Kazim Khan, and Michael Lawarre sued Bitfarms Ltd., Benjamin Gagnon, Jeffrey Lucas and Geoffrey Morphy alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder. The lawsuit alleges that the Company, its current CEO, its former CFO and its former CEO made materially false and/or misleading statements regarding the Company's business, operations and internal controls over financial reporting. The Plaintiff seeks class certification, unspecified damages plus interest and attorney and expert witness fees and other costs on behalf of a purported class consisting of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired Company common stock from March 21, 2023 through December 9, 2024. The lawsuit was filed by Pomerantz Law Firm. The Company cannot predict the duration or outcome of this lawsuit at this time. As a result, the Company is unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this lawsuit and no provision was recognized as of September 30, 2026. The Company intends to vigorously defend itself in this matter.

Commitments

The Company is committed to purchase the following property, plant and equipment as of September 30, 2026:

	2026	2027	2028
Data center infrastructure for HPC and AI use	$147,631	$219,233	$13,370

Commitment for HPC Data Center Projects
As of September 30, 2026, the Company has entered into agreements with suppliers for the purchase and construction of property, plant and equipment related to its data center infrastructure dedicated to HPC and AI use. These agreements encompass a range of services, including but not limited to engineering, project management support, procurement and manufacturing, site management, and factory acceptance testing. These commitments are related to the expansion of the Company’s data center infrastructure dedicated to HPC and AI use across its operating sites in the United States.

59	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
I. OVERVIEW

1. Introduction
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (the "MD&A") for Keel Infrastructure Corp. (together with its subsidiaries, "we", "our", the "Company" or "Keel") should be read in conjunction with our unaudited condensed consolidated financial statements and its accompanying notes for the three and nine months ended September 30, 2026 (the "Q3 2026 Financial Statements") included elsewhere in this Quarterly Report on Form 10-Q (referred to herein as this "Quarterly Report") and with our audited annual consolidated financial statements and its accompanying notes for the year ended December 31, 2025 (the “2025 Annual Financial Statements”) included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual business, financial condition, and results of operations could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under "Item 1A. Risk Factors" of Part II. See also "Cautionary Note Regarding Forward-Looking Statements." Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Our Financial Statements are reported in thousands of U.S. dollars. Amounts in the tables in this MD&A are presented in thousands of U.S. dollars and amounts in the narrative discussion are presented in U.S. dollars, except where otherwise noted.

In this MD&A, the following terms shall have the following definitions:

Term	Definition
Q3 2026	Three months ended September 30, 2026
Q3 2025	Three months ended September 30, 2025
YTD Q3 2026	Nine months ended September 30, 2026
YTD Q3 2025	Nine months ended September 30, 2025

60	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
I. OVERVIEW (Continued)
2. Company Overview
We are a North American digital and energy infrastructure company that develops data centers and energy infrastructure to lease for HPC and AI workloads. We have a portfolio of Infrastructure Assets, which represents a 2.2 GW power capacity pipeline, that includes owned power generation facilities and established grid interconnections within the wholesale electricity market administered by PJM Interconnection in Pennsylvania, United States by Hydro-Québec in Québec, Canada and by Grant County Public Utility District in Washington State, United States. We are developing our Infrastructure Assets to enable HPC data center operations, with the intention of leasing capacity to hyperscalers, cloud service providers, AI companies, and enterprises under long-term contracts, and expect to continue such development in the coming years.

We maintain our legacy Bitcoin Mining operations in Canada to maximize the value of those assets and preserve the value of our energy contracts as we work to transition our Québec sites to HPC and AI. These Bitcoin Mining operations primarily comprise selling computational power that performs hashing calculations for the purpose of Bitcoin Mining. Our Bitcoin Mining operations in Paraguay concluded following the sale of our final site there on April 21, 2026. Refer to Note 8 of the Q3 2026 Financial Statements for disclosures related to discontinued operations in Paraguay and Argentina.

Effective June 29, 2026, we ceased our Bitcoin Mining operations in the United States as part of our strategic transition to develop data center infrastructure dedicated to HPC and AI use.

61	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
I. OVERVIEW (Continued)

3. Recent Developments

Commencement of data center infrastructure dedicated to HPC and AI use at Washington State Site
In September 2026, we commenced construction of data center infrastructure dedicated to HPC and AI use at our Washington State site, marking the start of physical site works for the conversion of 18 gross MW to future HPC and AI use. This represents our first HPC and AI development project to enter the construction phase.

Sherbrooke, Québec Data Center Project
On July 15, 2026, we received approval from the City of Sherbrooke to enter into an agreement with Hydro-Sherbrooke for the transfer and operation of 96 gross MW of existing capacity, and to enter into a purchase agreement for a parcel of land on which to develop the data center, located approximately 100 miles east of Montréal. The agreement with Hydro-Sherbrooke will allow us to consolidate the power from our three current Bitcoin Mining sites in Sherbrooke into a single 96 gross MW campus, without requesting additional power.

We also received local approval to change the use of the 96 gross MW from cryptographic use applied to blockchains to data center use, subject to review and approval by Québec's Ministry of Economy, Innovation and Energy. The purchase agreement is subject to customary conditions, including site inspections, feasibility analysis and municipal approvals and is expected to close in the first quarter of 2027.

Baie-Comeau, Québec Power Expansion
In September 2026, we entered into an amendment to our interconnection agreement with the City of Baie-Comeau, increasing contracted power at our Baie-Comeau site by 8 gross MW, from 22 gross MW to 30 gross MW. The amendment also authorizes the conversion of the full 30 gross MW from cryptocurrency Mining to data center use, including artificial intelligence applications.

Monetization of Bitcoin Holdings
During Q3 2026, we sold 2,520 Bitcoin comprising all 2,261 Bitcoin held in treasury as of June 30, 2026 and the 259 Bitcoin Mined during the quarter, for $192.2 million and transitioned to a strategy of selling Bitcoin generally on a daily basis as it is Mined. Proceeds are being used to support our liquidity and fund our operations.

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

We currently maintain a portfolio of competitively priced electrical power. However, there is no guarantee that we will be able to negotiate additional power agreements on similar terms, or at all. The price we pay for electricity depends on numerous factors including sources of generation, regulatory environment, electricity market structure, commodity prices, transmission cost allocation, instantaneous supply/demand balances, counterparty consumption and procurement methods. These factors may be subject to change over time and result in increased power costs. In addition, developments in the United States, including actions by the current U.S. administration, signal a policy shift away from supporting renewable energy which could result in fewer such projects being constructed and lead to increases in electricity prices as demand increases. There have also been legislative proposals and other legal developments targeting renewable energy and large electrical loads in certain states. Additionally, in Canada, certain regulatory bodies and governments have taken steps to increase the cost of electricity for certain uses, including for Bitcoin Mining and data center operations. Any reductions or modifications to, or the elimination of laws, programs or incentives that provide electricity to HPC or Bitcoin Mining operations, support renewable energy, or result in the implementation of more arduous requirements for renewable energy projects, could potentially limit the availability of, and increase the costs we incur for, electricity in the United States and Canada.

63	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
I. OVERVIEW (Continued)

4. Factors Affecting our Performance (Continued)
Competitive Environment
We expect increasing global adoption of HPC and AI use cases as existing industries incorporate AI and other compute-intensive processes and as new industries emerge. We anticipate that the use of AI will expand to a broader set of enterprises that will utilize AI to drive internal efficiencies and implement AI into their products and services. As more non-AI-native organizations across a broader spectrum of industries run training and inference workloads on their own proprietary models, and as new industries with additional HPC and AI workload demands emerge, we believe we will be well-positioned to capture those workloads at our facilities given our utility relationships and power procurement capabilities, our behind-the-meter power generation experience, and our experience with grid-management and flexible load operations, among other factors. Successful acquisitions of new customers will depend on our ability to provide sufficient, cost-competitive high-uptime supply for HPC and AI workload demands, demand from end-users of AI-enabled products and services, demand from end-users for HPC workloads, our overall pricing relative to competition, and the location and efficiency of our HPC data centers. If AI and other compute-intensive use cases are not broadly adopted by enterprises to the extent we expect, or if new use cases do not emerge, our market opportunity may be smaller than we expect.

We compete with HPC data center operators, which include large and well-funded companies. We believe that the digital infrastructure sector will continue to draw companies with significant resources to dedicate to growing their HPC data center business as well as expertise in the industry, which could make it more difficult for us to be competitive, including in attracting and retaining customers. With respect to our legacy Bitcoin Mining operations in Canada, we also compete with a variety of Bitcoin Mining companies globally, including individual hobbyists, Mining Pools and public and private companies. We believe that, even if the price of Bitcoin decreases, the Bitcoin Mining market will continue to draw new Mining companies, potentially increasing the scale and sophistication of competition in the Bitcoin Mining industry, which could result in an increase to the global hashrate, leading to a reduction in the percentage share of the fixed Bitcoin network rewards that Bitcoin Mining companies, including Keel, would earn.

Expansion into HPC Data Center Development and Operations
A key factor affecting our performance is our ability to expand into HPC data center development and operation. We are leveraging our existing development and operational expertise to develop HPC data centers that support specialized workloads for enterprise and hyperscale customers and other next-generation, energy-intensive use cases. Success in this area depends on various factors, including our ability to secure and retain customers, manage capital efficiently, develop future sites, and compete effectively in emerging technology markets. While this expansion may increase operating and capital costs and expose us to execution and market risks, management believes our experience in power origination, development, and management in large-scale digital infrastructure development positions us to capture long-term growth opportunities in the evolving data center landscape.

64	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
I. OVERVIEW (Continued)

4. Factors Affecting our Performance (Continued)
Market Value of Bitcoin
We primarily derive our revenues from Bitcoin Mining. We earn Bitcoin in exchange for computational power used for hashing calculations that we sell to Mining Pool operators. We currently sell the Bitcoin we earn, generally on a daily basis, for U.S. dollars or Canadian dollars. Because the compensation received for computational power used for hashing calculations is paid in Bitcoin, our operating and financial results are tied to fluctuations in the value of Bitcoin. In addition, positive or negative changes in the global hashrate impact Mining difficulty and therefore the quantity of Bitcoin earned from our computational power used for hashing calculations, and as a result, materially affect our revenue and margins.

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

Furthermore, the rewards for each Bitcoin mined are subject to "halving" adjustments at predetermined intervals. At the inception of Bitcoin, the reward for Mining each block was set at 50 Bitcoin and this was cut in half to 25 Bitcoin on November 28, 2012 at block 210,000, cut in half to 12.5 Bitcoin on July 9, 2016 at block 420,000, cut in half to 6.25 Bitcoin on May 11, 2020 at block 630,000, and cut in half again to 3.125 Bitcoin on April 19, 2024 at block 840,000. The next halving event for Bitcoin is expected to take place in 2028 at block 1,050,000 (when the reward will reduce to 1.5625 Bitcoin). We currently do not plan to have any Bitcoin Miners still in operation at the time of the 2028 halving.

Ability to Procure Data Center Equipment
As we plan to operate our facilities to support HPC and AI uses, our future performance and success will depend in part on our ability to procure latest-generation electrical, cooling, networking, and other equipment required to operate HPC data centers.

From time-to-time, disruption in global supply chains may result in shortages of advanced data center infrastructure and components dedicated to HPC and AI use and Mining-related equipment that meet our standards of quality and efficiency.

65	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
II. RESULTS OF OPERATIONS

1. Production and Mining Operations1
Key Performance Indicators for HPC Data Center Projects

The following table presents our key performance indicators as of September 30, 2026 and 2025:

	As of September 30,
	2026	2025	% Change
Current Energized Capacity (gross MW)	341	341	—%
Current Energized Capacity without energy service agreements (gross MW)*	(123)	(123)	—%
Secured Growth Capacity (gross MW)	438	430	2%
Secured Data Center Capacity (gross MW)	656	648	1%
Expansion Capacity (gross MW)	1,521	1,493	2%
Total Pipeline (gross MW)	2,177	2,141	2%
*The current energized capacity at the Panther Creek and Scrubgrass site of 60 gross MW and 63 gross MW, respectively, are not under an energy service agreement. The capacity is therefore excluded from Secured Growth Capacity.

As of September 30, 2026, 18 gross MW of our Current Energized Capacity at our Washington State site was under construction for conversion of the data center for HPC and AI use.

Current Energized Capacity
Current Energized Capacity represents the gross power capacity available to us under existing utility interconnections at our U.S. Sites and Québec Sites, including capacity at sites where Mining operations have ceased, but the utility connection remains in place.

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

1
Excluding discontinued operations in Rio Cuarto, Argentina, which have been abandoned due to the halting of the energy supply since May 12, 2025 and economic uncertainty in the region, and in Paso Pe, Paraguay, for which its sale was completed on April 21, 2026, as we make a strategic shift towards developing data center infrastructure dedicated to HPC and AI use in North America.

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

The following table presents our key performance indicators for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
Total Bitcoin earned through Bitcoin Mining	259	520	(50)%	1,001	1,570	(36)%
Bitcoin received through hosting revenue[1]	—	15	(100)%	9	36	(75)%
Cost per kWh for Bitcoin Mining	$0.048	$0.051	(6)%	$0.053	$0.051	4%
Average Watts/Average TH efficiency*	19	18	6%	19	19	—%
Installed Watts/TH efficiency	18	18	—%	18	18	—%
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

During Q3 2026, we earned 259 Bitcoin, compared to 520 Bitcoin earned during Q3 2025, representing a decrease of 50% from the prior period as a result of the cessation of the Bitcoin Mining operations in the United States during the second quarter of 2026 as part of our transition of those sites to data center infrastructure dedicated to HPC and AI use.

During YTD Q3 2026, we earned 1,001 Bitcoin, compared to 1,570 Bitcoin earned during YTD Q3 2025, representing a decrease of 36% from the prior period as a result of an 11% higher average Network Difficulty, and the factors mentioned above.

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

During Q3 2026 the cost per kWh was $0.048 compared to $0.051 in Q3 2025. The 6% decrease is mainly due to the cessation of Bitcoin Mining operations in the United States during the second quarter of 2026, which carried a higher cost per kWh than the Company's legacy Bitcoin Mining operations in Canada.

During YTD Q3 2026 the cost per kWh was $0.053 compared to $0.051 in YTD Q3 2025. The 4% increase is mainly due to higher electricity costs in Canada and the acquisition of Stronghold, late in the first quarter of 2025.

Average Watts/Average TH
Average watts/Average TH measures the energy efficiency of our active Mining fleet by calculating the average power consumption in watts required to generate one TH per second of computational capacity. Lower Watts/TH indicates greater fleet efficiency, which directly impacts operating costs and Mining margins.

Ending energy efficiency remained stable at 18 Watts/TH as of September 30, 2026, compared to September 30, 2025. This stability was supported by the average efficiency also holding constant at 19 average Watts/TH across both periods.

1
Excluding discontinued operations in Rio Cuarto, Argentina, which have been abandoned due to the halting of the energy supply since May 12, 2025 and economic uncertainty in the region, and in Paso Pe, Paraguay, for which its sale was completed on April 21, 2026, as we make a strategic shift towards developing data center infrastructure dedicated to HPC and AI use in North America.

68	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
II. RESULTS OF OPERATIONS (Continued)

2. Financial Performance
Consolidated Financial & Operational Results1

	Three months ended September 30,				Nine months ended September 30,
(U.S.$ in thousands except where indicated)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenues	27,603	67,969	(40,366)	(59)%	95,025	176,528	(81,503)	(46)%
Cost of revenues	(42,201)	(70,221)	28,020	(40)%	(222,681)	(182,390)	(40,291)	22%
Gross loss	(14,598)	(2,252)	(12,346)	548%	(127,656)	(5,862)	(121,794)	nm
Gross margin	(53)%	(3)%	—	—	(134)%	(3)%	—	—
Operating expenses
General and administrative expenses	(34,289)	(17,155)	(17,134)	100%	(92,437)	(54,157)	(38,280)	71%
Change in fair value of digital assets	73,564	5,176	68,388	nm	23,086	(1,574)	24,660	nm
Realized (loss) gain on sale of digital assets	(32,234)	4,801	(37,035)	(771)%	(45,224)	25,783	(71,007)	(275)%
Gain on disposition of property, plant and equipment and deposits	2,697	64	2,633	nm	1,778	2,200	(422)	(19)%
Impairment of long-lived assets	(2,812)	(9,103)	6,291	(69)%	(6,381)	(9,103)	2,722	(30)%
Operating loss	(7,672)	(18,469)	10,797	(58)%	(246,834)	(42,713)	(204,121)	478%
Operating margin	(28)%	(27)%	—	—	(260)%	(24)%	—	—
Interest income	5,831	511	5,320	nm	12,439	1,773	10,666	602%
Interest expense	(4,450)	(2,051)	(2,399)	117%	(12,702)	(3,818)	(8,884)	233%
(Loss) gain on derivative assets and liabilities	(55,300)	12,175	(67,475)	(554)%	20,176	12,245	7,931	65%
Loss on extinguishment of long-term debt	—	—	—	—%	(21,596)	—	(21,596)	(100)%
Other income (expenses)	721	(3,215)	3,936	122%	(3,864)	(3,703)	(161)	4%
Total other (expense) income	(53,198)	7,420	(60,618)	(817)%	(5,547)	6,497	(12,044)	(185)%
Loss before taxes from continuing operations	(60,870)	(11,049)	(49,821)	451%	(252,381)	(36,216)	(216,165)	597%
Income tax (expense) benefit	(1,518)	40	(1,558)	nm	(1,532)	(182)	(1,350)	742%
Loss from continuing operations	(62,388)	(11,009)	(51,379)	467%	(253,913)	(36,398)	(217,515)	598%
Loss from discontinued operations	(323)	(27,758)	27,435	(99)%	(19,146)	(63,423)	44,277	(70)%
Net loss	(62,711)	(38,767)	(23,944)	62%	(273,059)	(99,821)	(173,238)	174%
nm: not meaningful

The financial performance discussed below for continuing operations does not include our Argentina and Paraguay operations.

1
Excluding discontinued operations in Rio Cuarto, Argentina, which have been abandoned due to the halting of the energy supply since May 12, 2025 and economic uncertainty in the region, and in Paso Pe, Paraguay, for which its sale was completed on April 21, 2026, as we make a strategic shift towards developing data center infrastructure dedicated to HPC and AI use in North America.

69	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
II. RESULTS OF OPERATIONS (Continued)

2. Financial Performance (Continued)

A.Revenues from continuing operations
Q3 2026 v. Q3 2025
Revenues were $27.6 million in Q3 2026 compared to $68.0 million in Q3 2025. The decrease of $40.4 million, or 59%, was mainly due to a $41.5 million decrease in Bitcoin Mining revenue resulting from the cessation of Bitcoin Mining operations in the United States during the second quarter of 2026 for the strategic transition to develop data center infrastructure dedicated to HPC and AI use, combined with a decrease in average Bitcoin price. During Q3 2026, we mined 259 Bitcoins at an average Bitcoin price of $72,027, compared to 520 Bitcoins with an average Bitcoin price of $114,263 in Q3 2025. In addition, the revenue decrease was partially offset by a $2.2 million increase in energy revenue, driven by ongoing energy sales at our Panther Creek and Scrubgrass sites in Pennsylvania, United States.

We earned our revenues during Q3 2026 from our North American operations. Canada and the United States accounted for 74% and 26% of total revenues, respectively, compared to 44% and 56% in Q3 2025, respectively. In Q3 2026, revenues from our operations in the United States decreased by $30.9 million, compared to Q3 2025 due to the cessation of Bitcoin Mining operations during the second quarter of 2026 for the development of HPC data centers. Revenues from our continuing operations in Canada decreased by $9.5 million, compared to Q3 2025, due to the decrease in average Bitcoin price.

YTD Q3 2026 v. YTD Q3 2025
Revenues were $95.0 million in YTD Q3 2026 compared to $176.5 million in YTD Q3 2025. The decrease of $81.5 million, or 46%, is mainly due to a $87.1 million decrease in Bitcoin Mining revenue resulting from the cessation of Bitcoin Mining operations in the United States during the second quarter of 2026, with the impact further amplified by the decrease in average Bitcoin price and higher Network Difficulty. During YTD Q3 2026, we mined 1,001 Bitcoin at an average Bitcoin price of $73,502, compared to 1,570 Bitcoin with an average Bitcoin price of $101,261 in YTD Q3 2025. The decrease was partially offset by a $7.2 million increase in energy revenue due to the timing of the Stronghold acquisition, late in the first quarter of 2025, which contributed two full quarters in YTD Q3 2025 compared to three full quarters in YTD Q3 2026, the refocus on the sale of energy at our Panther Creek and Scrubgrass sites in Pennsylvania, United States, following the cessation of Bitcoin Mining operations in the United States, as well as curtailment events which prompted a reduction in energy consumption in the United States. The surplus energy was redirected and sold back to the market.

We earned our revenues during YTD Q3 2026 from our North American operations. Canada and the United States accounted for 60% and 40% of total revenues, respectively, compared to 50% and 50% in YTD Q3 2025, respectively. In YTD Q3 2026, revenues from our continuing operations in Canada decreased by $31.5 million, compared to YTD Q3 2025. The decrease is mainly due to the decrease in average Bitcoin price and higher Network Difficulty. Revenues from our continuing operations in the United States decreased by $50.0 million compared to YTD Q3 2025. The decrease is mainly due to the factors mentioned above, and the cessation of Bitcoin Mining operations in the United States during the second quarter of 2026 as part of our strategic transition to develop data center infrastructure dedicated to HPC and AI use, partially offset by the increase in energy sales as explained above.

70	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
II. RESULTS OF OPERATIONS (Continued)

2. Financial Performance (Continued)

B.Cost of Revenues from continuing operations
Q3 2026 v. Q3 2025
Our cost of revenues was $42.2 million for Q3 2026 compared to $70.2 million for Q3 2025. The lower cost of revenues was mainly due to a decrease in non-cash depreciation and amortization expense of $13.9 million reflecting a larger depreciable asset base in Q3 2025, when new Miners, power plants and electrical infrastructure were added. By contrast, in Q3 2026, a greater number of Miners were reclassified as non-depreciable assets held for sale following the cessation of Mining activities in the United States, alongside advancing construction costs related to the development of HPC data centers. In addition, the decrease in our cost of revenues was driven by a decrease of $11.2 million in infrastructure expenses mainly due to a $9.2 million non-recurring expense in Q3 2025 in customs duties following a determination by U.S. Customs and Border Protection regarding Miners imported by the Company in 2021. Lower Mining activity in Q3 2026, including the cessation of our Bitcoin Mining operations in the United States during the second quarter of 2026, further reduced infrastructure expenses and drove a $3.0 million decrease in energy expenses.

YTD Q3 2026 v. YTD Q3 2025
Our cost of revenues was $222.7 million in YTD Q3 2026 compared to $182.4 million in YTD Q3 2025. The higher cost of revenues was mainly due to an increase in non-cash depreciation of $53.0 million primarily due to accelerated depreciation of $67.7 million in YTD Q3 2026 following the cessation of Mining activities in the United States, partially offset by a lower depreciable asset base in YTD Q3 2026, as explained above. The increase in cost of revenues was partially offset by a $7.7 million decrease in hosting expense resulting from our Miners no longer being hosted by Stronghold subsequent to the acquisition in the first quarter of 2025. Furthermore, infrastructure expenses decreased by $5.1 million mainly due to a $9.2 million non-recurring expense in YTD Q3 2025 for customs duties.

C.General & Administrative ("G&A") Expenses from continuing operations
Q3 2026 v. Q3 2025
For Q3 2026, our G&A expenses were $34.3 million, compared to $17.2 million in Q3 2025. The increase in G&A expenses of $17.1 million, or 100%, was largely due to a $6.0 million increase in stock-based compensation, reflecting larger combined vesting of the outstanding balance of stock options, restricted stock units (“RSU”) and performance stock units (“PSUs”) at higher fair values in Q3 2026 relative to Q3 2025 and a $5.9 million increase in professional services related to our business transformation initiatives, including the enhancement of our systems and processes to support our transition to develop data center infrastructure dedicated to HPC and AI use.

Salaries and wages increased by $3.4 million due to the targeted hiring of senior subject-matter experts as we scale into the project management phase of our strategy, and an increase in our overall headcount in Q3 2026 compared to Q3 2025 to support the expansion in the United States as well as merit and market-based adjustments and cost of living salary increases.

71	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
II. RESULTS OF OPERATIONS (Continued)

2. Financial Performance (Continued)

C.General & Administrative ("G&A") Expenses from continuing operations (Continued)
YTD Q3 2026 v. YTD Q3 2025
For YTD Q3 2026, our G&A expenses were $92.4 million, compared to $54.2 million in YTD Q3 2025. The increase in G&A expenses of $38.3 million, or 71%, was largely due to a $15.3 million increase in professional services related to our U.S. redomiciliation, U.S. GAAP conversion, higher audit fees, recruiting fees, the sale of the Paso Pe Bitcoin Mining data center that was completed on April 21, 2026 and business transformation initiatives, including the enhancement of our systems and processes to support our transition to develop data center infrastructure dedicated to HPC and AI use. In addition, stock-based compensation increased by $11.0 million due to higher options, RSUs and PSUs granted during YTD Q3 2026 at higher fair values.

Salaries and wages increased by $9.8 million due to (i) targeted hiring of senior subject-matter experts as we scale into the project management phase of our strategy, (ii) the increase in our overall headcount in YTD Q3 2026 compared to YTD Q3 2025 to support the expansion in the United States as well as merit and market-based adjustments and cost of living salary increases, and (iii) the salaries paid to Stronghold employees following the acquisition completed at the end of the first quarter of 2025 which carry a smaller impact compared to the full YTD Q3 2026.
D.Total other (expense) income from continuing operations
Q3 2026 v. Q3 2025
Interest expense was $4.5 million in Q3 2026, compared to $2.1 million for Q3 2025, reflecting a higher outstanding long-term principal balance of $1,046.0 million in Q3 2026, compared to $50.0 million in Q3 2025. The Q3 2025 figure reflected the interest related to the Macquarie credit facility (the "Credit Facility"), which was issued in the second quarter of 2025. The Credit Facility was fully repaid during the first quarter of 2026. In comparison, Q3 2026 interest expense reflected interest incurred and the amortization of transaction costs and discount related to the $458.0 million 2026 Convertible Notes issued during the second quarter of 2026, as well as the $588.0 million convertible senior notes (the "2025 Convertible Notes") issued in the fourth quarter of 2025.

Interest income was $5.8 million for Q3 2026, compared to $0.5 million for Q3 2025. The increase was due to our higher average cash balance during Q3 2026 compared to Q3 2025.

Loss on derivative assets and liabilities was $55.3 million in Q3 2026 compared to a gain of $12.2 million in Q3 2025. The $67.5 million unfavorable change is mainly due to an unrealized loss of $55.3 million during Q3 2026 on the capped call transactions in connection with the 2025 Convertible Notes, reflecting a decrease in our stock price, compared to nil in Q3 2025. During Q3 2025, there were realized gains on Bitcoin options and selling contracts and redemption options of $13.8 million and $2.3 million, respectively, compared to nil in Q3 2026, partially offset by unrealized losses on Bitcoin options and selling contracts and redemption options of $0.5 million and $3.5 million in Q3 2025, respectively, compared to nil in Q3 2026.

72	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
II. RESULTS OF OPERATIONS (Continued)

2. Financial Performance (Continued)

D.Total other (expense) income from continuing operations (Continued)
YTD Q3 2026 v. YTD Q3 2025
Interest expense was $12.7 million in YTD Q3 2026, compared to $3.8 million for YTD Q3 2025. During YTD Q3 2026, the interest expense reflected interest and the amortization of transaction costs and debt discount on the Credit Facility, the 2025 Convertible Notes and the 2026 Convertible Notes. During YTD Q3 2026, the Credit Facility was fully repaid for a total of $116.9 million, including interest, principal and additional base return fees, and was no longer required to have restricted cash. We recorded a total loss of $21.6 million related to the termination of the Credit Facility, which included $19.9 million from the extinguishment itself and $1.7 million in transaction costs recorded in long-term deposits and other related fees. These amounts are presented within Loss on extinguishment of long-term debt in the Q3 2026 Financial Statements. In comparison, interest incurred during YTD Q3 2025 mainly related to the Credit Facility.

Interest income was $12.4 million for YTD Q3 2026, compared to $1.8 million for YTD Q3 2025. The increase was due to our higher average cash balance during YTD Q3 2026 compared to YTD Q3 2025.

Gain on derivative assets and liabilities was $20.2 million in YTD Q3 2026 compared to $12.2 million in YTD Q3 2025 due to the unrealized gain of $18.3 million during YTD Q3 2026 on the capped call transactions in connection with the 2025 Convertible Notes, reflecting an increase in our stock price. In addition, we recognized a net gain on Bitcoin option and selling contracts of $1.9 million during YTD Q3 2026 (a realized gain of $3.4 million partially offset by an unrealized loss of $1.6 million) as we closed all outstanding contracts with BlockFills, which filed for bankruptcy during the first quarter of 2026. During YTD Q3 2025, the gain on derivative assets and liabilities mainly related to a net gain of $13.8 million on Bitcoin options and selling contracts (a realized gain of $14.0 million partially offset by an unrealized loss of $0.2 million).

Our other expenses were $3.9 million for YTD Q3 2026, compared to $3.7 million for YTD Q3 2025. The $0.2 million unfavorable change was largely due to the $4.2 million provision for receivables relating to our receivable position of Bitcoin options and selling contracts held in BlockFills, which filed for bankruptcy during the first quarter of 2026 compared to $2.2 million of other financial expenses and $1.0 million of amortization of transaction fees and debt discount during YTD Q3 2025.

73	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
II. RESULTS OF OPERATIONS (Continued)

2. Financial Performance (Continued)

E.Discontinued Operations
In 2025, we began a significant transformation in our corporate strategy, pivoting away from our South American Bitcoin Mining operations to concentrate on the development of the North American data center infrastructure dedicated to HPC and AI use. As a result of these strategic decisions, we classified certain of our South American assets as "held for sale" and their operations as discontinued operations.

i.Argentina's operations as discontinued operations
During Q2 2025, our energy supplier halted the supply of electricity to our Rio Cuarto Bitcoin Mining data center in Argentina. Following this event, on August 11, 2025, we determined that we would discontinue and abandon our operations in Rio Cuarto, Argentina. We negotiated to eliminate our asset retirement obligation and reduced the reserved power to a minimum. As of September 30, 2025, our Argentina operations were abandoned and classified as a discontinued operation. We sold our subsidiary in Argentina during the second quarter of 2026, as further described below.

Impairment on Argentina asset group
During the first quarter of 2025, due to declining market capitalization, Bitcoin prices, and rising gas costs in Argentina, we performed recoverability tests across its Bitcoin Mining data centers. The Argentina asset group was deemed unrecoverable, resulting in a $17.5 million impairment loss. Also, we wrote down the carrying amount of Miners held for sale to their fair value less cost to sell for $1.3 million.

During the second quarter of 2025, the suspension of Bitcoin Mining in Argentina triggered an additional recoverability test, resulting in a $14.9 million impairment loss.

During Q3 2025, we wrote down the carrying amount of certain assets to their fair value less cost to sell for $1.4 million.

Therefore, during YTD Q3 2025 the total impairment loss recorded in Argentina's operations was $35.1 million.

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

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
II. RESULTS OF OPERATIONS (Continued)

2. Financial Performance (Continued)

E.    Discontinued Operations (Continued)

ii.    Paraguay's operations as discontinued operations
During the first quarter of 2025, we finalized the sale of our Yguazu Bitcoin Mining data center in Paraguay. During the third quarter of 2025, we determined that the Paso Pe Bitcoin Mining data center met the criteria to be classified as held for sale, and all operations in Paraguay were classified as discontinued operations as we make a strategic shift towards developing data center infrastructure dedicated to HPC and AI use in North America. The sale of the Paso Pe Bitcoin Mining data center operations was anticipated to close within twelve months of the date the Bitcoin Mining data center was classified as "held for sale".

On April 21, 2026, we completed the sale of Paso Pe Bitcoin Mining data center pursuant to a January 2026 definitive share purchase agreement. The transaction involved the sale of our 100% ownership stake in our subsidiary, D&N Ingeniería S.A. The total agreed purchase price was approximately $13.0 million, which was fully received as of April 21, 2026.

During YTD Q3 2026, discontinued operations in Paraguay resulted in a net loss of $14.0 million, which is largely explained by an impairment loss of $12.8 million related to the Paraguay asset group, reflecting the write-down to fair value less costs to sell during the first quarter of 2026.

During Q3 2025, upon classifying the assets of the Paso Pe operations as held for sale, we assessed their value at fair value less costs to sell which resulted in an impairment loss of $27.0 million.

Refer to Note 8 - Assets Held for Sale and Discontinued Operations to the Q3 2026 Financial Statements for more information on the results of Argentina’s and Paraguay’s operations and the impairment loss of our Paraguay and Argentina asset groups.

75	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
II. RESULTS OF OPERATIONS (Continued)

2. Financial Performance (Continued)

F.Change in fair value of digital assets
Q3 2026 v. Q3 2025
In Q3 2026, a $73.6 million gain on the change in fair value of digital assets was recognized, compared to a gain of $5.2 million in Q3 2025, mainly due to a greater increase in Bitcoin prices in Q3 2026, compared to the more limited Bitcoin price appreciation in Q3 2025.

YTD Q3 2026 v. YTD Q3 2025
In YTD Q3 2026, a $23.1 million gain on the change in fair value of digital assets was recognized, compared to a $1.6 million loss in YTD Q3 2025, mainly due to fluctuations in the price of Bitcoin during each period and the timing of our Bitcoin sales, including the sale of all of our Bitcoin holdings during Q3 2026.

G.Realized (loss) gain on sale of digital assets from continuing operations
Q3 2026 v. Q3 2025
In Q3 2026, the realized loss on disposition of digital assets amounted to $32.2 million, compared to a $4.8 million gain in Q3 2025, mainly due to the liquidation of all our Bitcoin holdings at an average selling price below their cost basis during Q3 2026.

YTD Q3 2026 v. YTD Q3 2025
In YTD Q3 2026, the realized loss on disposition of digital assets amounted to $45.2 million, compared to a $25.8 million gain for YTD Q3 2025, attributable to the same reasons as described above.

76	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
II. RESULTS OF OPERATIONS (Continued)

3. Selected Quarterly Information from Continuing Operations1

Set forth below is unaudited supplemental quarterly financial information that reflects material retrospective adjustments to our condensed consolidated statements of operations as a result of the transition to U.S. GAAP and is intended to assist investors in evaluating our results of operations on a consistent basis across periods. This data should be read in conjunction with our unaudited condensed consolidated financial statements and audited consolidated financial statements and related notes for the relevant period. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future periods.

(U.S. $ in thousands except earnings per share)	Q3 2026	Q2 2026	Q1 2026	Q4 2025	Q3 2025	Q2 2025	Q1 2025	Q4 2024
Revenues	27,603	30,430	36,992	52,748	67,969	60,908	47,651	37,752
(Loss) income from continuing operations, net	(62,388)	(63,951)	(127,574)	(172,116)	(11,009)	12,984	(38,373)	41,561
Basic (loss) earnings per share from continuing operations	(0.10)	(0.11)	(0.21)	(0.31)	(0.02)	0.02	(0.08)	0.09
Diluted (loss) earnings per share from continuing operations	(0.10)	(0.11)	(0.21)	(0.31)	(0.02)	0.02	(0.08)	0.09

Although the Bitcoin Mining industry experiences volatility, Bitcoin prices are not generally subject to seasonality or seasonal effects. Seasonal fluctuations in energy supply, however, may impact our operations. We have operations in Québec, Canada, where power is sourced from Hydro-Québec, Hydro-Magog, Hydro-Sherbrooke and the City of Baie-Comeau. We also had operations in Washington State, United States, that were powered by the Grant County Public Utility District, as well as operations in Pennsylvania, United States, that were powered by Stronghold and the PJM Interconnection Merchant Market. Among other phenomena, changing weather in Québec (Canada), Washington State and Pennsylvania (United States) may impact seasonal electricity needs and costs. Periods of extreme cold or extreme hot weather may contribute to service interruptions in Bitcoin Mining operations. Changes to supply and/or demand for electricity may result in curtailment of electricity to our Bitcoin Mining operations.

1
This data excludes the discontinued operations in Rio Cuarto, Argentina and in Paraguay. On May 12, 2025, our energy provider GMSA, halted the supply of electricity to our Rio Cuarto Bitcoin Mining data center with energized capacity of 58 gross MW. On August 11, 2025, three months after being informed that electricity supply was being halted and with no path forward to resume operations in the future, the decision was made to shut down the plant, which was abandoned by September 30, 2025. Additionally, in April 2026, the Paso Pe Bitcoin Mining data center was sold, and all operations in Paraguay were designated as discontinued operations as we make a strategic shift towards developing data center infrastructure dedicated to HPC and AI use in North America.

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

1
This data excludes the discontinued operations in Rio Cuarto, Argentina and in Paraguay. On May 12, 2025, our energy provider GMSA, halted the supply of electricity to our Rio Cuarto Bitcoin Mining data center with energized capacity of 58 gross MW. On August 11, 2025, three months after being informed that electricity supply was being halted and with no path forward to resume operations in the future, the decision was made to shut down the plant, which was abandoned by September 30, 2025. Additionally, in April 2026, the Paso Pe Bitcoin Mining data center was sold, and all operations in Paraguay were designated as discontinued operations as we make a strategic shift towards developing data center infrastructure dedicated to HPC and AI use in North America.

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
•Provide the users of the MD&A with a consistent comparable metric for profitability of our core operations across time periods; and
•Facilitate comparisons of operating performance from period to period and to assist Management in preparing annual operating budgets and forecasts.

79	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
II. RESULTS OF OPERATIONS (Continued)

4. Non-GAAP and Other Financial Measures and Ratios (Continued)
A.Reconciliation of Consolidated (loss) income from continuing operations to EBITDA and Adjusted EBITDA from Continuing Operations (Continued)

	Three months ended September 30,				Nine months ended September 30,
(U.S.$ in thousands except where indicated)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

Revenues	27,603	67,969	(40,366)	(59)%	95,025	176,528	(81,503)	(46)%

Loss before taxes from continuing operations	(60,870)	(11,049)	(49,821)	451%	(252,381)	(36,216)	(216,165)	597%
Interest income	(5,831)	(511)	(5,320)	nm	(12,439)	(1,773)	(10,666)	602%
Interest expense	4,450	2,051	2,399	117%	12,702	3,818	8,884	233%
Depreciation and amortization	12,625	26,544	(13,919)	(52)%	124,468	71,431	53,037	74%
EBITDA	(49,626)	17,035	(66,661)	(391)%	(127,650)	37,260	(164,910)	(443)%
EBITDA margin	(180)%	25%			(134)%	21%
Stock-based compensation	8,815	2,851	5,964	209%	21,369	10,403	10,966	105%
Realized loss (gain) on disposition of digital assets	32,234	(4,801)	37,035	771%	45,224	(25,783)	71,007	275%
Change in fair value of digital assets	(73,564)	(5,176)	(68,388)	nm	(23,086)	1,574	(24,660)	nm
Impairment of long-lived assets	2,812	9,103	(6,291)	(69)%	6,381	9,103	(2,722)	(30)%
Loss (gain) on derivative assets and liabilities	55,300	(12,175)	67,475	554%	(20,176)	(12,245)	(7,931)	65%
Loss on extinguishment of long-term debt	—	—	—	—%	21,596	—	21,596	100%
Costs not associated with ongoing operations (1)	—	9,244	(9,244)	(100)%	6,406	10,915	(4,509)	(41)%
Other expense (income) (2)	(3,418)	3,155	(6,573)	(208)%	2,086	1,507	579	38%
Adjusted EBITDA	(27,447)	19,236	(46,683)	(243)%	(67,850)	32,734	(100,584)	(307)%
Adjusted EBITDA margin	(99)%	28%			(71)%	19%
nm: not meaningful

1
Costs not associated with ongoing operations for YTD Q3 2026 include $5.4 million of professional fees related to the U.S. redomiciliation and $1.0 million related to the U.S. GAAP conversion. Costs not associated with ongoing operations for YTD Q3 2025 include $9.2 million of customs duties regarding Miners we imported in 2021, $1.6 million of professional fees related to the acquisition of Stronghold and $0.1 million related to the sale of the Yguazu Bitcoin Mining Data Center.

2
Other expense (income) for Q3 2026 and YTD Q3 2026 include a provision for receivables of nil and $4.2 million, respectively (Q3 2025 and YTD Q3 2025: nil), a (gain) loss on disposal of property, plant and equipment of $2.7 million and $1.8 million, respectively, (Q3 2025: $0.1 million, YTD Q3 2025: $2.2 million), and other financial (income) expense of $0.5 million and $0.1 million, respectively, (Q3 2025: $2.5 million, YTD Q3 2025: $2.2 million).

80	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
III. LIQUIDITY AND CAPITAL RESOURCES
1. Overview
As discussed below, our current financing strategy involves (a) selling the Bitcoin we earn daily and (b) utilizing short-term debt, long-term debt and equity instruments to fund our expansion activities, operating expenses and debt service requirements. We expect to require additional capital to fund the full build-out of our data center infrastructure pipeline dedicated to HPC and AI use, as the cash flows generated from Mining activities are expected to continue to decrease as sites are transitioned to data centers for HPC and AI use.

2. Cash Flows
The following discussion on cash flows includes the discontinued operations in Rio Cuarto, Argentina and in Paraguay. On May 12, 2025, our energy provider Generación Mediterránea S.A ("GMSA"), halted the supply of electricity to our Rio Cuarto Bitcoin Mining data center with energized capacity of 58 gross MW. On August 11, 2025, three months after being informed that electricity supply was being halted and with no path forward to resume operations in the future, the decision was made to shut down the plant, which was abandoned by September 30, 2025. On June 24, 2026, we sold our wholly-owned Argentina subsidiary. Additionally, as of September 30, 2025, the Paso Pe Bitcoin Mining data center met the criteria to be classified as "held for sale", and all operations in Paraguay were designated as discontinued operations as we make a strategic shift towards developing data center infrastructure dedicated to HPC and AI use in North America. On April 21, 2026, we sold the Paso Pe Bitcoin Mining data center in Paraguay.

Cash Flows used in Operating Activities
YTD Q3 2026 v. YTD Q3 2025
Cash flows used in operating activities increased by $5.6 million during YTD Q3 2026 compared to YTD Q3 2025. Our operating cash flows are negative as the proceeds from the Bitcoin sold from our Mining operations are classified within investing activities.

The increase in cash flows used in operating activities is driven by higher cash G&A expenses from continuing operations of $27.3 million. In addition, during YTD Q3 2026 we paid interest expense of $9.6 million, mainly attributable to the complete settlement of both interest and principal on the Credit Facility as well as interest paid on the 2025 Convertible Notes, compared to interest expense paid of $2.5 million during YTD Q3 2025, mainly related to the Credit Facility and leases. Our non-cash working capital decreased by $30.6 million as explained in the Working Capital Section of this MD&A.

The increase was partially offset by net proceeds of $17.0 million received from the disposition of RECs and WTCs in YTD Q3 2026, compared to $11.0 million in YTD Q3 2025, and an increase of $10.5 million in interest income received due to having a higher average cash balance. In addition, we experienced a $7.7 million decrease in hosting expense resulting from our Miners no longer being hosted by Stronghold subsequent to the acquisition in the first quarter of 2025.

81	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
III. LIQUIDITY AND CAPITAL RESOURCES (Continued)

2. Cash Flows (Continued)

Cash Flows from Investing Activities
YTD Q3 2026 v. YTD Q3 2025
Cash flows from investing activities decreased by $17.4 million in YTD Q3 2026 compared to YTD Q3 2025.

The decrease in cash flows from investing activities is driven primarily by (i) higher equipment and construction prepayments for data center infrastructure dedicated to HPC and AI use of $83.7 million in YTD Q3 2026, compared to YTD Q3 2025, mainly driven by our focus on HPC development activities, (ii) the benefit from $63.0 million in proceeds from the sale of the Yguazu Bitcoin Mining data center during YTD Q3 2025, compared to the $13.1 million in proceeds mainly from the sale of the Paso Pe Bitcoin Mining data center during YTD Q3 2026, (iii) the $1.4 million from the settlement of derivative assets and liabilities in YTD Q3 2026, compared to $13.7 million of net proceeds from the disposition of derivative assets and liabilities in YTD Q3 2025, and (iv) the net addition of $65.5 million of PPE during YTD Q3 2026, compared to $58.1 million for YTD Q3 2025, as the construction of data center infrastructure dedicated to HPC and AI use is ramping in YTD Q3 2026 whereas YTD Q3 2025 focus was investing in the acquisition of Miners and infrastructure build-out, partially offset by a return of Miners to the supplier through swap orders.

The decrease was partially offset by an increase in proceeds earned from the sale of digital assets of $80.3 million as a result of selling all our Bitcoin holdings in YTD Q3 2026 and the acquisition of Stronghold included a $48.1 million cash payment in YTD Q3 2025.

Cash flows from financing activities
Cash flows from financing activities increased by $208.8 million from $86.1 million of cash generated for YTD Q3 2025 to $294.9 million for YTD Q3 2026.

YTD Q3 2026
We raised net proceeds of $444.4 million through the issuance of the 2026 Convertible Notes in June 2026 and the exercise of stock options for $7.3 million, partially offset by the repayment of the long-term debt, mainly the Credit Facility, for $113.9 million and the purchase of the 2026 Capped Calls relating to the 2026 Convertible Notes for $41.8 million.

2026 Convertible Notes
In June 2026, we issued $458.0 million aggregate principal amount of the 2026 Convertible Notes, which included the full exercise of the purchasers’ option to purchase up to an additional $58.0 million principal amount of Convertible Notes. Transaction costs of $13.6 million relating to agent fees and legal fees were capitalized and deducted from the carrying amount of the 2026 Convertible Notes. Net proceeds from the offering of the 2026 Convertible Notes were $444.4 million.

82	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
III. LIQUIDITY AND CAPITAL RESOURCES (Continued)

2. Cash Flows (Continued)
Cash flows from financing activities (Continued)
Macquarie Credit Facility
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

YTD Q3 2025
We raised $50.0 million through the Macquarie Credit Facility and incurred $3.2 million professional fees. In addition, we raised $38.0 million in net proceeds from our At-The-Market Equity Offering Program ("2024 ATM Program") as discussed below and $11.4 million from the exercise of stock options and warrants.

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

During YTD Q3 2025, we issued 19,171,142 common shares in the 2024 ATM Program in exchange for gross proceeds of $39.3 million. We received net proceeds of $38.0 million after paying commissions of $0.8 million to the sales agent.

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

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
III. LIQUIDITY AND CAPITAL RESOURCES (Continued)
3. Capital Resources (Continued)

Based on our current plans and business conditions, we believe that our cash on hand and cash generated from operations will be sufficient to satisfy our anticipated cash requirements for current operations and committed capital expenditures for the next 12 months and beyond. Our expansion into data center infrastructure development for HPC and AI use is expected to increase capital intensity and shift the timing of cash inflows relative to capital outlays.

Developing and constructing data centers requires substantial up-front capital expenditures for land, substations, interconnection and specialized cooling systems, which may temporarily reduce liquidity. Completing the full build-out of our planned data center infrastructure for HPC and AI use will require significant additional capital beyond our current resources. Although we expect to fund a portion of these expenditures through the strategic use of cash available, we will need to supplement this source with external financing depending on market conditions and project timing.

Beyond these projects, we may also require additional capital to respond to technological advancements, competitive dynamics or technologies, business opportunities, challenges, acquisitions or unforeseen circumstances and, in either the short-term or long-term, may determine to engage in equity or debt financings. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, the ongoing impacts of inflation and fluctuations in interest rates, global conflicts and other macroeconomic factors, including the imposition and enforceability of tariffs or other changes in trade policies and related uncertainties, have resulted in, and may continue to result in, significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, we may need to delay or reduce the scope of our data center infrastructure dedicated to HPC and AI use, and our business, financial condition and results of operations could be adversely affected. See "Risk Factors" in Part II, Item 1A.

In October 2025, we drew an additional $50.0 million from the Macquarie Credit Facility, bringing the total drawn to $100.0 million and completed an offering of $588.0 million aggregate principal amount of the 2025 Convertible Notes which included an overallotment option by the initial purchasers to purchase $88.0 million aggregate amount of convertible senior notes. Net proceeds were approximately $569.1 million after transaction fees and approximately $69.1 million was used to fund a 125% capped call transaction. In February 2026, the Macquarie Credit Facility was fully repaid and the restricted cash balance of $57.5 million as of December 31, 2025 was no longer restricted.

In June 2026, we completed an offering of $458.0 million aggregate principal amount of the 2026 Convertible Notes which included an overallotment option by the initial purchasers to purchase $58.0 million aggregate amount of convertible senior notes. Net proceeds were approximately $444.4 million after transaction fees and approximately $41.8 million was used to fund a 100% capped call transaction.

84	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
III. LIQUIDITY AND CAPITAL RESOURCES (Continued)
3. Capital Resources (Continued)

On July 22, 2025, we announced that the TSX had approved a normal course issuer bid ("NCIB"), for twelve months, under which we may repurchase up to 49,943,031 of our common shares, representing approximately 10% of our public float as of July 14, 2025. Purchases under the NCIB commenced on July 28, 2025. All common shares purchased on the TSX or Nasdaq under the NCIB were cancelled. Following the U.S. Redomiciliation Transaction, Keel continued the NCIB under the same terms until it expired in July 2026.

During Q3 2025, we repurchased 7,807,141 common shares for cancellation through the NCIB in exchange for $9.9 million at an average share price of approximately $1.27 and paid $0.1 million of commissions to the purchasing agent. No common shares were repurchased under the NCIB after Q3 2025.

Digital Asset Management Program
Previously, under our digital asset management program, we held Bitcoin for its intrinsic value and as a source of liquidity. During Q3 2026, we took advantage of the best Bitcoin prices since February 2026 and sold all of our Bitcoin held in treasury. We now regularly sell the Bitcoin we Mine, generally on a daily basis, to support our liquidity and fund our operations. As a result, our Bitcoin holdings as of September 30, 2026 were nominal. We maintain internal controls over the management of our digital assets and evaluate and enhance these controls as appropriate, on a quarterly basis.

The following table presents the total Bitcoin sold and proceeds in YTD Q3 2026, which was used to fund operations and expansion plans:

	Three months ended
(U.S. $ in thousands except where indicated)	September 30, 2026	June 30, 2026	March 31, 2026
Quantity of Bitcoin sold	2,520	585	64
Total proceeds	192,236	42,971	4,373

Bitcoin 2.1 program for digital assets management
During the third quarter of 2025, we implemented a new program, Bitcoin 2.1. Bitcoin 2.1 is a multi-strategy program that primarily sells both short and long dated out of the money calls on the Bitcoin held in treasury and future Bitcoin production in order to offset Bitcoin production costs and potentially achieve higher revenues per Bitcoin sold. Bitcoin 2.1 is designed as a low-cost and low-risk funding mechanism for energy infrastructure investments and has no objective around Bitcoin accumulation. The Board authorized the risk management committee to deploy up to (i) 100% of our Bitcoin in treasury, plus (ii) three months of expected forward production calculated on a rolling basis, plus (iii) $10.0 million under Bitcoin 2.1 to be actively managed and participate in volatility-targeting strategies. As a result of the sale of all of our Bitcoin holdings and the reduction in our Bitcoin production, Bitcoin 2.1 was no longer operational as of September 30, 2026, and we do not expect to enter into new positions under the program. We have no open positions under Bitcoin 2.1 as of September 30, 2026.

85	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
III. LIQUIDITY AND CAPITAL RESOURCES (Continued)
3. Capital Resources (Continued)

Bitcoin 2.1 program for digital assets management (Continued)
On March 16, 2026, Reliz Ltd., the operating entity of BlockFills, a Chicago‑based cryptocurrency brokerage, trading platform, and liquidity provider, filed voluntary petitions for relief under Chapter 11 restructuring proceedings of the United States Bankruptcy Code. Prior to March 16, 2026, in connection with our Bitcoin option and selling contracts, we settled all outstanding contracts with BlockFills. During the three and nine months ended September 30, 2026, we recognized a net gain of nil and $1.9 million, respectively, to close all positions and a credit loss expense of nil and $4.2 million, respectively, for the receivable from BlockFills after closing the contracts.

4. Contractual Obligations and Commitments

The following table presents the future principal capital payment of long-term debt and the future minimum lease payments required under non-cancellable leases as of September 30, 2026:

	2026	2027	2028	2029	2030 +	Total
Long-term debt	225	744	716	601	1,049,172	1,051,458
Operating lease liabilities*	822	1,066	1,727	3,995	15,855	23,465
Finance lease liabilities*	129	645	813	786	4,083	6,456
Capital commitments	147,631	219,233	13,370	—	—	380,234
	148,807	221,688	16,626	5,382	1,069,110	1,461,613
*Minimum lease payments include $13.0 million of payments related to leases not yet commenced and $4.5 million of imputed interest.

Our commitments are summarized in Note 21 (Commitments and Contingencies) to the Q3 2026 Financial Statements.

5. Lawsuits
Our lawsuits are summarized in Note 21 (Commitments and Contingencies) to the Q3 2026 Financial Statements.

6. Contingent liability
Our contingent liability is summarized in Note 21 (Commitments and Contingencies) to the Q3 2026 Financial Statements.

86	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
III. LIQUIDITY AND CAPITAL RESOURCES (Continued)
7. Working Capital

	As of September 30,	As of December 31,
(U.S. $ in thousands except where indicated)	2026	2025	$ Change	% Change
Total current assets	860,103	826,465	33,638	4%
Total current liabilities	70,909	148,112	(77,203)	(52)%
Working Capital	789,194	678,353	110,841	16%

We continue to place importance on maintaining sufficient liquidity to fund our HPC development activities. We also anticipate requiring additional funds to complete our 2027 growth plans. As of September 30, 2026, we had working capital of $789.2 million, compared to $678.4 million as of December 31, 2025.

The increase in working capital was largely due to our cash increasing by $242.4 million as explained in the "Liquidity and Capital Resources" section above. In addition, our current liabilities decreased by $77.2 million mainly due to the full repayment of the Credit Facility with the principal amounting to $100.0 million during the first quarter of 2026.

The increase in working capital was partially offset by (i) a $180.2 million decrease in digital assets, reflecting the sale of all our Bitcoin held in treasury during Q3 2026 and our updated approach of selling the Bitcoin we Mine on a daily basis, (ii) an $11.2 million decrease in RECs and WTCs derived from Stronghold’s refuse operations due to the timing of sales of credits to third parties, (iii) a $14.2 million net decrease in assets held for sale mainly due to the disposal of the South American discontinued operations which was partially offset by the reclassification of Miners and Mining electrical components as held for sale following the cessation of operations in Washington State, Sharon, Panther Creek and Scrubgrass sites in the United States, and (iv) a $21.1 million increase in accounts payable and accrued expenses, reflecting increased activities related to the development of data center infrastructure dedicated to HPC and AI use.

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

During YTD Q3 2026, the cessation of Bitcoin Mining operations at our Washington State, Panther Creek, Scrubgrass and Sharon sites in connection with our transition to developing data center infrastructure dedicated to HPC and AI use resulted in Management revising the estimated useful lives and residual values of certain long-lived assets at those sites, resulting in incremental depreciation expense, as described in Note 10 to the Q3 2026 Financial Statements.

Impairment of long-lived assets
Our long-lived assets (including property, plant, and equipment, right-of-use assets and intangible assets with finite useful lives) are assessed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of potential impairment are present, we prepare a projected undiscounted cash flow analysis for the respective asset or asset group, and if the sum of the undiscounted cash flow is less than the carrying amount of the asset or asset group, an impairment loss is recognized equal to the excess of the carrying amount over the fair value of the asset or asset group. Impairment losses are recognized in the condensed consolidated statements of operations in the period in which the impairment is identified and are not reversed in subsequent periods.

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

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
IV. CRITICAL ACCOUNTING POLICIES AND ESTIMATES (Continued)

Measurement of financial instruments
We measure certain derivative financial instruments and assets at fair value either on a recurring or non-recurring basis depending on their nature. Derivative financial instruments reflect the estimated amounts that we would receive or pay, taking into consideration counterparty risk or our credit risk, and in the case of embedded derivatives, are determined using a combination of the Monte Carlo simulation model to simulate future prices based on probability factors and the Black-Scholes Model. Derivative financial instruments include, but are not limited to, Bitcoin option and selling contracts, Bitcoin redemption options and capped calls. Changes in fair value are recognized in (Loss) gain on derivative assets and liabilities, and may have a material impact on the amounts reported in our unaudited condensed consolidated financial statements.

89	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
PART I - FINANCIAL INFORMATION
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Market value and price risk of Bitcoin
Following the sale of our Bitcoin held in treasury and our adoption in Q3 2026 of a strategy of selling Bitcoin generally on a daily basis as it is earned, our Bitcoin holdings are nominal, but our revenue remains exposed to the impact of market price changes in Bitcoin. The price of Bitcoin is volatile, and is impacted by factors such as global economic conditions, regulatory developments affecting digital assets, technological changes in the blockchain ecosystem, market liquidity and shifts in investor demand. Further, the rewards for each Bitcoin mined are subject to "halving" adjustments at predetermined intervals.

A decline in the market price of Bitcoin could negatively affect our revenue and profitability and could also reduce the amount of cash available, which may adversely affect our liquidity. A 10% increase or decrease in the market price of Bitcoin over the course of the three and nine months ended September 30, 2026, would have increased or decreased our revenue by $1.9 million and $7.5 million, respectively, and would have had a material effect on our total revenue as at that date.

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

Interest rate risk
We have limited exposure to interest rate risk, which is the risk that a financial instrument’s value will fluctuate as a result of changes in the market interest rates on variable interest-bearing financial instruments. As of September 30, 2026, we do not use derivatives to mitigate interest rate exposures. We only hold cash and maintain our cash balance with major financial institutions that are insured by the Federal Deposit Insurance Corporation.

90	Page

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

Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures and concluded that they were effective as of September 30, 2026.

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

Changes in internal control over financial reporting
We did not identify any changes in our internal control over financial reporting, in connection with our evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties that could materially adversely affect our business, financial condition, results of operations, and the trading price of our common stock. You should carefully read and consider the risks and uncertainties included herein as well as in Part I, Item 1A "Risk Factors" of the Annual Report, together with all of the other information in the Annual Report and this Quarterly Report, including "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our unaudited condensed consolidated financial statements and related notes, and other documents that we file with the SEC. The risks and uncertainties described in these reports may not be the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition, or results of operations.

The risk factors below supplement, and to the extent inconsistent, supersede the risk factors in the Annual Report, including those relating to our Bitcoin Mining operations in the United States and our Bitcoin holdings, which are no longer applicable as described below.

Growing public, community and political opposition to data center development, and resulting governmental action, could delay, restrict or prevent the development and operation of our data centers and materially adversely affect our business.

Our strategy depends on converting our Infrastructure Assets into data centers for HPC and AI workloads. Data centers have become the subject of intense public, community and political scrutiny regarding their consumption of electricity and water, their effect on grid reliability and consumer utility rates, noise, air quality, land use and the perceived limited local economic benefit relative to the resources consumed. Opposition has been organized by local residents, environmental, agricultural preservation and anti-growth groups and other interest groups, and political candidates have campaigned on platforms opposing data center development or calling for increased restrictions. In addition, growing public skepticism of AI, including concerns regarding its effect on employment, privacy and safety, may intensify opposition to infrastructure perceived as enabling AI, regardless of a site's local impacts.

92	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS (Continued)

Growing public, community and political opposition to data center development, and resulting governmental action, could delay, restrict or prevent the development and operation of our data centers and materially adversely affect our business. (Continued)

Opposition may also be directed at the power infrastructure supporting our sites, including our coal refuse power generation facilities, any on-site natural gas generation we develop at Scrubgrass, and new transmission lines and substations to be constructed by utilities to serve our sites. Any resulting delay in, or disruption of, power supply to our data centers could prevent us from meeting our obligations under future customer agreements. Opponents may also challenge permits and approvals in court, seek injunctions, conduct media campaigns and protests, or take direct action that disrupts construction or our customers' operations.

In response, governmental authorities have adopted or are considering moratoria, restrictive zoning, heightened permitting and environmental review requirements, water-use standards, reporting obligations and other measures that prohibit or significantly constrain data center development. For example, in 2026 the governors of New York and Texas implemented temporary moratoria on data center development, and the Governor of Pennsylvania, where our Panther Creek, Scrubgrass and Sharon sites are located, issued an executive order placing significant constraints on data center development in the Commonwealth. County and municipal authorities may adopt similar measures, and governments may also reduce or repeal property, sales and use tax abatements or exemptions, impose data center-specific taxes or levies, or adopt large-load tariffs and interconnection rules that allocate grid and capacity costs to large customers such as us.

In Canada, certain regulatory bodies and governments have taken steps to increase the cost of electricity for certain uses, including Bitcoin Mining and data center operations. In Québec, for example, the government adopted Orders-in-Council 88-2026 and 89-2026, directing the Régie de l'énergie to consider specific economic, social and environmental concerns, including a minimum rate floor, when setting new electricity rates for cryptocurrency Mining and data centers. Hydro-Québec subsequently filed a rate application with the Régie de l'énergie seeking approval of these new rates, including a proposed new rate for data centers and a modified rate for cryptocurrency Mining. While we are challenging both Orders-in-Council before the Superior Court of Québec and the Régie de l'énergie on the basis that they exceed the government's statutory authority and encroach on the Régie's exclusive jurisdiction to set just and reasonable electricity rates, there can be no assurance that our challenges will be successful. If the new rates are approved, the cost of electricity for our Québec sites could increase significantly, both for our remaining Bitcoin Mining operations and for any HPC and AI data centers we develop in Québec.

Any of these developments could cause us to delay, redesign, relocate or abandon projects, incur significant unrecoverable costs for land, power, engineering and equipment, lose prospective customers or financing, or be unable to satisfy development and delivery obligations under our utility and customer agreements. Even measures that do not apply directly to our sites could make our markets less attractive to prospective customers, reduce customer demand or delay customers' deployments. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

93	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS (Continued)

We have ceased Bitcoin Mining in the United States and sold our Bitcoin holdings, and our remaining revenue sources are limited and subject to significant regulatory and market risk until our data centers generate revenue.

We ceased Bitcoin Mining at our Washington State site on April 28, 2026, and at our Panther Creek, Scrubgrass and Sharon sites in Pennsylvania on June 29, 2026, to develop those sites into data centers for HPC and AI workloads. In the third quarter of 2026, we sold all of the Bitcoin we held in treasury and now generally sell the Bitcoin we mine on a daily basis. As a result, our revenue now consists principally of our remaining Bitcoin Mining operations in Québec and energy sales from our Panther Creek and Scrubgrass power generation facilities. Our energy sales from approximately 60 gross MW at Panther Creek and 63 gross MW at Scrubgrass are not contracted under an electric supply agreement and are exposed to PJM wholesale market prices, and our Bitcoin Mining revenue remains exposed to Bitcoin price volatility and Network Difficulty.

Our plans to convert our Québec sites to HPC and AI use remain subject to regulatory approvals and our Québec Mining operations are also subject to Orders-in-Council 88-2026 and 89-2026 described above and Hydro-Québec's proposed tariff increases, which, if implemented, would render cryptocurrency Mining in Québec economically unviable.

If our data center development is delayed or we are unable to secure customers on acceptable terms, we may have limited operating revenue for an extended period, which could materially adversely affect our liquidity, financial condition and results of operations.

Our indebtedness, and the substantial additional capital we expect to require to fund our data center development, could adversely affect our financial condition and our ability to execute our strategy.

As of September 30, 2026, we had $1,046.0 million aggregate principal amount of convertible senior notes outstanding, consisting of $588.0 million of 1.375% Convertible Senior Notes due 2031 and $458.0 million of 1.250% Convertible Senior Notes due 2032, and cash of $815.8 million. We currently have no revenue-generating HPC data center capacity in service, and for the nine months ended September 30, 2026, we incurred a net loss of $273.1 million and used $159.5 million of cash in operating activities. Because we have ceased Bitcoin Mining in the United States and sold all of the Bitcoin we held in treasury, we no longer have significant Mining cash flow from our U.S. sites or a digital asset reserve to support our liquidity or debt service. Completing the full build-out of our planned data center infrastructure will require significant additional capital beyond our current resources. Although we expect to fund a portion of these expenditures through the strategic use of cash available, we will need to supplement this source with external financing depending on market conditions and project timing.

94	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS (Continued)

Our indebtedness, and the substantial additional capital we expect to require to fund our data center development, could adversely affect our financial condition and our ability to execute our strategy. (Continued)

Our indebtedness and any future indebtedness could, among other things: require us to repay or refinance substantial principal amounts at maturity or upon a required repurchase; limit our ability to obtain additional financing for construction, working capital or other purposes; subject us to restrictive covenants; increase our vulnerability to adverse economic and industry conditions, including delays caused by opposition to data center development; place us at a competitive disadvantage to less leveraged competitors; and cause prospective customers to decline to contract with us due to concerns about our ability to complete and operate our facilities. Holders of the convertible notes may require us to repurchase their notes for cash upon a fundamental change, and we may not have sufficient funds to do so. We may be unable to refinance our indebtedness at or before maturity on acceptable terms or at all, and volatility in the financial markets, inflation, interest rates and trade policy uncertainty may limit our ability to access capital when needed. If we are unable to raise additional funds when needed or on acceptable terms, we may need to delay or reduce the scope of our data center development, and our business, financial condition and results of operations could be materially adversely affected.

95	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the quarter ended September 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

96	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
Exhibit Number	Description
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith
**Furnished herewith

97	Page

KEEL INFRASTRUCTURE CORP. (formerly known as Bitfarms Ltd.)
PART II - OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEEL INFRASTRUCTURE CORP.

Date: November 5, 2026	By: /s/ Benjamin Gagnon
Benjamin Gagnon
Chief Executive Officer and Director

Date: November 5, 2026	By: /s/ Jonathan Mir
Jonathan Mir
Chief Financial Officer

98	Page